Form 10-Q
period 1995-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1995-11-09
CIK 768890

FORM 10-Q--Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934
               (As last amended by Rel. No. 312905, eff. 4/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1995

                                       or

[ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act


                  For the transition period.........to.........

                         Commission file number 0-14187


            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3
       (Exact name of small business issuer as specified in its charter)


         California                                      94-2940208
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                  Registrant's telephone number (803) 239-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                                     September 30,       December 31,
                                                          1995               1994
 Assets
    Cash and cash equivalents                          $  5,131         $  3,642
    Note and interest receivable                          5,900            7,701
    Securities available for sale                           506            3,176
    Other assets                                            919              339
    Due from affiliates                                      --               59
    Investment properties:
       Land                                              10,365            8,902
       Building and related personal property            44,721           38,236
                                                         55,086           47,138
       Less accumulated depreciation                     (9,307)          (7,459)
                                                         45,779           39,679
    Net real estate assets of property
       in-substance foreclosed                               --            7,314

                                                       $ 58,235         $ 61,910

 Liabilities and Partners' Capital (Deficit)
    Notes payable and accrued interest                 $ 11,768         $ 12,318
    Accounts payable and accrued expenses                   679              300
    Tenant security deposits                                348              328
    Accrued taxes                                           480              235

                                                         13,275           13,181

 Partners' Capital (Deficit)
    General partner                                        (392)            (355)
    Limited partners (383,033 units outstanding)         45,352           49,084
                                                         44,960           48,729
                                                       $ 58,235         $ 61,910

[FN]


                 See Accompanying Notes to Financial Statements

b)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                        Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                        1995          1994         1995         1994
 Revenues:
    Rental income                     $ 3,107       $ 2,154      $ 8,923     $  6,316
    Interest income on investment
      in master loan to affiliate          --           330           --          968
    Interest on note receivable            --           137          275          412
    Interest and dividend income
       on investments                      78            92          254          252
          Total revenues                3,185         2,713        9,452        7,948

 Expenses:
    Operating                           1,705         1,101        4,435        3,199
    General and administrative            199           120          633          448
    Depreciation and amortization         633           522        1,854        1,567
    Interest                              280           272          900          796
    Write-down on note receivable          --            --        1,755           --
          Total expenses                2,817         2,015        9,577        6,010

    Other income                           --            --           --           77

          Net income (loss)           $   368      $    698      $  (125)    $  2,015

 Net income (loss) allocated
    to general partners (1%)          $     4      $      7      $    (1)    $     20
 Net income (loss) allocated
    to limited partners (99%)             364           691         (124)       1,995
                                      $   368      $    698      $  (125)    $  2,015

 Net income (loss) per
    limited partnership unit          $   .96      $   1.81      $  (.32)    $   5.21

[FN]

                   See Accompanying Notes to Financial Statements

c)                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)

                          (in thousands, except unit data)

,caption>
                                      Limited
                                    Partnership     General      Limited
                                       Units        Partner      Partners       Total

 Original capital contributions       383,033       $     1      $95,758       $95,759
 Partners' capital (deficit) at
    December 31, 1993                 383,033       $  (314)     $53,102       $52,788
 Distributions                             --           (36)      (3,493)       (3,529)
 Net income for the nine months
    ended September 30, 1994               --            20        1,995         2,015
 Partners' capital (deficit) at
    September 30, 1994                383,033       $  (330)     $51,604       $51,274
 Partners' capital (deficit) at
    December 31, 1994                 383,033       $  (355)     $49,084       $48,729
 Distributions                             --           (36)      (3,608)       (3,644)
 Net loss for the nine months
    ended September 30, 1995               --            (1)        (124)         (125)
 Partners' capital (deficit) at
    September 30, 1995                383,033       $  (392)     $45,352       $44,960

[FN]

                   See Accompanying Notes to Financial Statements

d)                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                   (in thousands)

                                                         Nine Months Ended
                                                            September 30,

                                                        1995            1994
 Cash flows from operating activities:
    Net (loss) income                                $   (125)        $ 2,015
    Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Depreciation                                     1,848           1,567
       Amortization of lease commissions and
        loan costs                                         31              55
       Write-down on note receivable                    1,755              --
       Change in accounts:
        Other assets                                     (611)            (77)
        Due from affiliates                                59              18
        Accounts payable and accrued expenses             380            (516)
        Tenant security deposit liabilities                20               5
        Accrued taxes                                     244              65
        Accrued interest                                   43              --
            Net cash provided by
                operating activities                    3,644           3,132

 Cash flows from investing activities:
    Property improvements and replacements               (634)            (90)
    Cash invested in securities available
       for sale                                       (11,251)         (1,704)
    Cash received from securities available
       for sale                                        13,921           1,896
    Interest reduction on note receivable                  46              --
            Net cash provided by
                investing activities                    2,082             102

 Cash flows from financing activities:

    Payments on mortgage notes payable                   (593)           (305)
    Cash distributions to partners                     (3,644)         (3,512)
            Net cash used in financing
                activities                             (4,237)         (3,817)


 Net increase in cash and cash equivalents              1,489            (583)

 Cash and cash equivalents at beginning of period       3,642           1,440
 Cash and cash equivalents at end of period          $  5,131         $   857
 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                           $    832         $   741

[FN]

                   See Accompanying Notes to Financial Statements

e)                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Related Party Transactions

   Consolidated Capital Institutional Properties/3 ("Partnership") paid property management fees based upon collected gross rental revenues for property management services as noted below for the nine month periods ended September 30, 1995, and September 30, 1994. For the nine months ended September 30, 1994, a portion of such property management fees were paid to an unaffiliated property management company for day-to-day property management services and a portion was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day property operations for all of the Partnership's properties. In addition, for the nine months ended September 30, 1994, Coventry Properties Inc. ("Coventry"), an affiliate of the General Partner, was paid a management fee under the same fee arrangement as the unaffiliated property management companies for day-to-day property management services provided to two of the Partnership's properties. Affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner, assumed day-to-day management responsibilities for all of the Partnership's properties in late December 1994. Fees paid to affiliates of Insignia during the nine months ended September 30, 1995, and fees paid to Coventry and PSI during the nine months ended September 30, 1994, are reflected in the following table:


                                                  For the Nine Months Ended
                                                        September 30,
                                                   1995                1994
                                                         (in thousands)

 Property management fees                          $436                $195
 Property leasing commissions                        11                  --



Note B - Related Party Transactions - (continued)

   The Partnership Agreement ("Agreement") also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its current and former affiliates (including Coventry), received reimbursements as reflected in the following table:

                                                  For the Nine Months Ended
                                                         September 30,
                                                    1995               1994
                                                         (in thousands)

    Reimbursement for services of affiliates        $346               $230

   As of September 30, 1995, the Partnership had accrued $22,956 payable to an affiliate of Insignia. These reimbursements related to the potential refinancings of several of the Partnership's investment properties.

   On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Commitment

   The Partnership is required by the Agreement to maintain working capital reserves of not less than 5% of Net Invested Capital, as defined in the Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale totalling approximately $5.6 million were greater than the reserve requirement of approximately $4.1 million at September 30, 1995.

Note D - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The U.S. Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received $67,791 in cash, 1,237 shares of Southmark Corporation Redeemable Series A Preferred Stock and 9,406 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $9,104 representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

Note E - Net Investment in Master Loan

   In November 1994, the Partnership entered into a settlement agreement with Equity Partners/3 ("EP/3") whereby the Williamsburg Manor Apartments were deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I and II Apartments, the remaining properties which collateralized the Master Loan. As of September 30, 1994, the Partnership had recognized income on the investment in Master Loan of $968,000.

Note F - In-Substance Foreclosure

   As a result of the facts that: (1) EP/3 has no equity in the Sandpiper I & II Apartments, considering the current estimated fair value of the property; (2) proceeds for repayment of the portion of the Master Loan collateralized by the Sandpiper I & II Apartments can be expected to come only from the operations or sale of the property; and (3) EP/3 effectively abandoned control of the Sandpiper I & II Apartments when EP/3 and the Partnership executed the settlement agreement in November 1994, whereby EP/3 agreed to transfer to the Partnership the full and unrestricted right to possession, management, and control of the property and not to contest, hinder or delay a judicial foreclosure action initiated by the Partnership, CCIP/3 has deemed the Sandpiper I & II Apartments in-substance foreclosed as of November 30, 1994. Accordingly, the net Master Loan receivable collateralized by the Sandpiper I & II Apartments is presented as "Net real estate assets of property in-substance foreclosed" in the accompanying financial statements for 1994. Foreclosure proceedings were completed on June 16, 1995.

Note G - Notes Payable

   The Tamarac Village Apartments, located in Denver, Colorado, secures approximately $2.8 million of first mortgage debt that matured in June of 1995. The General Partner is negotiating with the lender to extend the maturity of the mortgage debt. No assurance can be given that the General Partner will be successful in negotiations with the lender.

   The Lamplighter Park Apartments, located in Bellevue, Washington, secures approximately $4.6 million of first mortgage debt that matured in June of 1995. On June 30, 1995 an extension agreement was reached which extends the maturity of this mortgage debt until June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of nine apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                      Average
                                                     Occupancy

 Property                                         1995         1994

 Cedar Rim Apartments
    Renton, Washington                             88%          90%
 City Heights Apartments
    Seattle, Washington                            83%          92%
 Corporate Center Office Complex
    Tampa, Florida                                 99%          96%
 Hidden Cove by the Lake Apartments
    Belleville, Michigan                           96%          94%
 Lamplighter Park Apartments
    Belleview, Washington                          94%          95%
 Park Capitol Apartments
    Salt Lake City, Utah                           96%          98%
 Sandpiper I & II Apartments
    St. Petersburg, Florida                        87%          98%
 Tamarac Village I, II, III & IV Apartments
    Denver, Colorado                               89%          92%
 Williamsburg Manor Apartments
    Cary, North Carolina                           97%         100%


   The decrease in occupancy at City Heights is attributable to water damage to sixunits causing move-outs. The damage was caused by a poor drainage system between the buildings. The decrease in occupancy at Sandpiper I & II is due to the General Partner's efforts to evict tenants who were chronically delinquent in making their rent payments. The decrease in occupancy at Williamsburg Manor is related to rent increases implemented in first quarter 1995 and low interest rates which are prompting tenants to purchase homes.

   The Partnership's net loss for the nine months ended September 30, 1995, was approximately $125,000 as compared to net income of $2,015,000 for the nine months ended September 30, 1994. The Partnership realized net income of $368,000 for the three months ended September 30, 1995, as compared to $698,000 for the three months ended September 30, 1994. The decrease in net income for the nine months ended September 30, 1995, is primarily attributable to the write-down recorded on the note receivable related to South City Business
Center during the second quarter. This property was previously sold and a note receivable was recorded by the Partnership. It has been determined that this note receivable is impaired and was written down to the estimated value of the property. The General Partner is currently pursuing foreclosure of the property. An affiliate of the General Partner was appointed receiver and the foreclosure proceedings are expected to be finalized during the first quarter of 1996. Also, for the three and nine month periods ended September 30, 1995, operating expenses, depreciation, and interest expense increased due to the addition of Williamsburg Manor Apartments which was acquired through a deed in lieu of foreclosure transaction and Sandpiper I & II which was acquired through in-substance foreclosure in November 1994. The final foreclosure on Sandpiper I & II was completed on June 16, 1995. As a result of the transactions described above, the Master Loan was settled in full in 1994. Accordingly, no related interest income was recorded in 1995. Also, contributing to the net loss in 1995 was an increase in general and administrative expenses due to the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995.
These increased costs were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. Administrative expenses began decreasing in the third quarter of 1995 as the transition efforts are now complete. Offsetting these items was increased rental revenue related to the addition of Williamsburg Manor Apartments and Sandpiper I & II through the transactions described above.

   Other income recorded in the nine months ended September 30, 1994, related to the receipt of its pro rata share of the claims filed in Southmark's Chapter 11 proceedings.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership reported cash of approximately $5,131,000 versus approximately $857,000 for the same period in 1994. Net cash provided from operations increased primarily due to the increase in accounts payable and accrued taxes. Net income decreased in 1995, as noted above, but was offset by an increase in depreciation and the write-down on the note receivable. Net cash provided by investing activities increased primarily due to the maturity of securities available for sale. Finally, the increase in cash used in financing activities is primarily attributable to an increase in distributions to partners and payments on mortgage notes payable.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. The notes payable indebtedness of $11,768,000 has maturity dates ranging from 1995 to 2004 at which time the individual properties will be refinanced or sold. The notes payable indebtedness related to Lamplighter Park Apartments, which was due in June 1995, was extended on June 30, 1995, to June 30, 1997. The General Partner is currently negotiating to refinance the note on Tamarac Village, which was due in June 1995. Such assets are currently thought to be sufficient for any near-term needs of the partnership. Distributions of $1,804,000 or $4.71 per Unit were made to the limited partners in March and September 1995. Matching distributions of $18,000 were made to the General Partner in March and September 1995. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b) Reports on Form 8-K:

           None filed during the quarter ended September 30, 1995.


                                     SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CONSOLIDATED CAPITAL INSTITUTIONAL
                                   PROPERTIES/3

                                   By: CONCAP EQUITIES, INC.
                                       General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Controller and Principal
                                      Accounting Officer


                                   Date:  November 8, 1995