Form 10-K
period 1995-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1996-03-25
CIK 768890

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-14187

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3
             (Exact name of registrant as specified in its charter)

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

                    Issuer's telephone number (864) 239-1000

              Securities registered under Section 12(b) of the Act:

                                      None

              Securities registered under Section 12(g) of the Act:

                            Limited Partnership Units
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

348,473 of the partnership's 383,033 Limited Partnership Units ("Units") are held by non-affiliates. The aggregate market value of Units held by non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are subject to certain restrictions.

                                     PART I


Item 1.     Description of Business

Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. On July 23, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-97664) and commenced a public offering for sale of $200 million of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on May 15, 1987, with 383,033 units sold for $250 each, or gross proceeds of approximately $95.7 million to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-14187).

The General Partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to ConCap Equity Partners/3, ConCap Equity Partners/4, and ConCap Equity Partners/5 ("EP/3", "EP/4" and "EP/5",
respectively).   EP/3, EP/4 and EP/5 represent California limited partnerships in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership.

Through December 31, 1994, the Partnership had made twelve (12) specific loans against a Master Loan agreement (as defined in "Status of Master Loan") and advanced a total of $67.3 million. EP/3 used $17.3 million of the loaned funds to purchase two (2) apartment complexes and one (1) office building. EP/4 used $34.7 million of the loaned funds to purchase four (4) apartment complexes and one (1) office building, which was subsequently sold in 1989. EP/5 used $15.3 million of the loaned funds to purchase two (2) apartment complexes and two (2) office buildings. Through a series of transactions, the partnership has acquired all of EP/3, EP/4 and EP/5's properties in full settlement of their liability under the Master Loan. For a brief description of the properties owned by the partnership refer to Item 2 - Description of Properties.

As of December 31, 1995, the Partnership's working capital reserves are greater than 5% of Net Invested Capital as required by the Partnership Agreement. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," for discussion of Partnership liquidity and capital resources. Also, see "Item 8 - Financial Statements and Supplementary Data," for the amounts of revenue and operating profit or loss generated by the Partnership's operations for its last three years and for information on the operating results of EP/3's and EP/4's properties.

Prior to 1989, the Partnership had loaned $17.3 million to EP/3, $34.7 million to EP/4 and $15.3 million to EP/5, subject to nonrecourse notes with participation interests (collectively referred to as the "Master Loan"), pursuant to a Master Loan Agreement dated February 26, 1986, between the Partnership and EP/3, EP/4 and EP/5. The Partnership secured the Master Loan with deeds of trust or mortgages on real properties and by the assignment and pledge of promissory notes from the partners of EP/3, EP/4 ad EP/5. In November 1994, the Partnership entered into an agreement with EP/3 whereby one property was deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were instituted by the Partnership on the other asset which collateralized the Master Loan. The Partnership assumed a note payable of approximately $1.2 million in exchange for full settlement of EP/3's liability under the Master Loan. During 1992, the Partnership foreclosed on the last remaining EP/4 apartment complex in full settlement of EP/4's liability under the Master Loan. Previously, the Partnership foreclosed on three of EP/4's apartment complexes and EP/4's interest in one note receivable secured by the office building sold in 1989, and acquired EP/5's two apartment complexes and two office buildings through a transfer of ownership in full settlement of EP/5's liability under the Master Loan.

During 1993, the major tenant who occupied 95% of the Sutter D Office Building, one of the three EP/3 properties collateralizing the Master Loan, did not renew its lease and vacated the building. EP/3 was unable to replace the tenant under terms that were economically viable for the property and defaulted on the approximately $2.1 million third party mortgage debt secured by the Sutter D Office Building. During 1994, the Sutter D Office Building serving as collateral for the Master Loan was posted for foreclosure by the first lienholder. This foreclosure had no gain or loss effect to the Partnership.

In November 1994, the Partnership entered into a settlement with EP/3 whereby the Williamsburg Manor Apartments were deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I and II Apartments, the remaining properties collateralizing the Master Loan. The Partnership assumed a note payable of approximately $1.2 million in exchange for full settlement of EP/3's liability for the Master Loan and recognized a net loss of approximately $413,000 on the settlement of the Master Loan at December 31, 1994.

As a result of the facts that: (1) EP/3 has no equity in the Sandpiper I & II Apartments, considering the current estimated fair value of the property; (2) proceeds for repayment of the portion of the Master Loan collateralized by the Sandpiper I & II Apartments can be expected to come only from the operations or sale of the property; and (3) EP/3 effectively abandoned control of the Sandpiper I & II Apartments when EP/3 and the Partnership executed the settlement agreement in November 1994, whereby EP/3 agreed to transfer to the Partnership the full and unrestricted right to possession, management, and control of the property and not to contest, hinder or delay a judicial foreclosure action initiated by the Partnership, CCIP/3 deemed the Sandpiper I & II Apartments in-substance foreclosed at November 30, 1994. Accordingly, the net Master Loan receivable collateralized by the Sandpiper I & II Apartments is presented as "Net real estate assets of property in-substance foreclosed" in the accompanying financial statements for 1994. Foreclosure proceedings were initiated in 1994 and completed in 1995. As a result of the transactions described above, the Master Loan was settled in full during 1994.

At December 31, 1995, the Partnership owned eight apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, and one office building located in Florida, which range in age from 10 to 27 years old, and which are hereinafter referred to as the "Partnership Properties". The Partnership also holds a note receivable secured by an office complex in California.

The Partnership had two notes payable that matured in January 1995, and were extended until June 1995. The Lamplighter Park Apartments, located in Bellevue, Washington, secured approximately $4.6 million of first mortgage debt that matured in June of 1995. On June 30, 1995, an extension agreement was reached which extends the maturity of this mortgage debt until June 30, 1997. The Tamarac Village Apartments, located in Denver, Colorado, secured approximately $2.8 million of first mortgage debt that matured in June of 1995. This indebtedness was paid in full in December of 1995.

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager. Additionally, a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 7." of this Form 10-K.

The Registrant has no employees. Management and administrative services are performed by ConCap Equities, Inc., the General Partner, and by affiliates of Insignia.

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.


Item 2.  Description of Properties

      The following table sets forth the Registrant's investment in properties:

                              Date of
 Property                    Purchase        Type of Ownership          Use
 Cedar Rim                    4/12/91        Fee ownership.           Apartment
  Renton, Washington                                                  104 units

 City Heights                 4/13/90        Fee ownership.           Apartment
  Seattle, Washington                                                 105 units

 Corporate Center             4/13/90        Fee ownership.           Commercial
  Tampa, Florida                                                      107,670 s.f.

 Hidden Cove by the Lake      3/23/90        Fee ownership.           Apartment
  Belleville, Michigan                                                120 units

 Lamplighter Park             4/12/91        Fee ownership subject    Apartment
  Bellevue, Washington                       to first mortgage.       174 units

 Park Capitol                 4/13/90        Fee ownership subject    Apartment
  Salt Lake City, Utah                       to first mortgage.       135 units

 Tamarac Village              6/10/92        Fee ownership subject    Apartment
  I,II,III,IV                                to first and second      564 units
  Denver, Colorado                           mortgages.

 Williamsburg Manor          11/30/94        Fee ownership subject    Apartment
  Cary, North Carolina                       to first mortgage.       180 units

 Sandpiper I & II            11/30/94        Fee ownership subject    Apartment
  St. Petersburg, Florida                    to first mortgage.       276 units

Schedule of Property: (in thousands)


                             Gross
                           Carrying    Accumulated                        Federal
Property                     Value    Depreciation     Rate     Method   Tax Basis
Cedar Rim                  $ 4,605        $1,203     3-20 yrs     S/L    $ 4,879
City Heights                 4,707         1,277     3-20 yrs     S/L      4,943
Corporate Center             3,390         1,085     5-20 yrs     S/L      3,904
Hidden Cove                  5,096         1,644     3-20 yrs     S/L      4,260
Lamplighter Park             7,616         1,398     3-20 yrs     S/L      7,020
Park Capitol                 2,794           861     5-20 yrs     S/L      2,391
Tamarac Village             13,545         1,963     5-20 yrs     S/L     12,113
Williamsburg Manor           6,595           247     5-22 yrs     S/L      6,401
Sandpiper I & II             7,487           280     5-22 yrs     S/L      7,269

                           $55,835        $9,958


See Note A of the financial statements included in "Item 8." for a description of the Partnership's depreciation policy.

Schedule of Mortgages: (in thousands)

                        Principal                                        Principal
                       Balance At                                         Balance
                      December 31,     Interest     Period    Maturity     Due At
 Property                  1995          Rate     Amortized     Date      Maturity
 Lamplighter Park*       $ 4,609       3.75% +     5.5 yrs    06/30/97     $4,571
                                     LIBOR Rate
 Park Capitol              2,725        6.95%       10 yrs    12/01/05      2,725
 Tamarac Village
  1st mortgage             1,269         9.5%       13 yrs    10/01/06         --
  2nd mortgage             1,293         9.5%       14 yrs    05/01/07         --
 Williamsburg Manor        4,150        6.95%       10 yrs    12/01/05      4,150
 Sandpiper I & II          3,950        6.95%       10 yrs    12/01/05      3,950
                         $17,996
 Accrued interest             33
                         $18,029


*Lamplighter Park's mortgage indebtedness matured in June of 1995. On June 30, 1995, an agreement was reached which extends the maturity of this mortgage debt to June 30, 1997.

Schedule of Rental Rates and Occupancy:

                                Average Annual               Average Annual
                                 Rental Rates                   Occupancy
 Property                    1995           1994           1995           1994

 Cedar Rim               $8,512/unit     $8,274/unit        89%           92%
 City Heights             9,430/unit      8,987/unit        85%           93%
 Corporate Center         5.42/sq.ft.     5.11/sq.ft.       99%          100%
 Hidden Cove              7,716/unit      7,361/unit        95%           95%
 Lamplighter Park         7,639/unit      7,492/unit        95%           96%
 Park Capitol             7,007/unit      6,532/unit        96%           97%
 Tamarac Village          6,332/unit      5,989/unit        86%           92%
 Williamsburg Manor       7,241/unit      6,831/unit        96%           99%
 Sandpiper I & II         6,301/unit      6,301/unit        87%           95%

The decrease in occupancy at City Heights is attributable to water damage to six units resulting in move-outs. The damage was caused by a poor drainage system between the buildings. At December 31, 1995, occupancy had increased to 95%. The decrease in occupancy at Sandpiper I & II is due to the General Partner's efforts to evict tenants who were habitually delinquent in making their rent payments. The decrease in occupancy at Tamarac Village is due primarily to increased home purchases.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's properties are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less.
No residential tenant leases 10% or more of the available rental space.

The following is a schedule of lease expirations for the years 1996 - 2005:

 Corporate          Number of                                         % of Gross
  Center           Expirations      Square Feet      Annual Rent      Annual Rent
 1996                   9               24,700         $131,632           23.2%
 1997                   2                4,740           26,161            4.6%
 1998                   8               35,940          193,594           34.2%
 1999                   3               19,140           94,991           16.8%
 2000                   3               11,150           66,041           11.7%
 2001 - 2005            0                    0                0              0


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for Corporate Center:

                   Nature of     Square Footage     Annual Rent        Lease
                    Business         Leased         Per Sq. Ft.      Expiration

                    Retailer          12,000            $5.16         10/31/98
                  Soil Testing        11,940             4.82         02/28/99


Real Estate taxes and rates in 1995 were:

                                              1995          1995
                                              Taxes         Rate

            Cedar Rim                       $66,873        1.39%
            City Heights                     66,256        1.16%
            Corporate Center                 57,841        2.55%
            Hidden Cove                      66,317        4.74%
            Lamplighter Park                 79,660        1.23%
            Park Capitol                     41,738        1.64%
            Tamarac Village                 149,628        8.12%
            Williamsburg Manor               74,848        1.21%
            Sandpiper I & II                183,200        2.53%


Item 3.  Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended December 31, 1995, no matter was submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                    PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholders
        Matters

As of December 31, 1995, the number of holders of record of Limited Partnership
Units was 18,948. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. The
Partnership made distributions of cash generated from operations of approximately $3,644,000 and $3,530,000 for the twelve months ended December 31, 1995 and 1994, respectively. Calculations are based upon the weighted average number of Units outstanding. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves.


Item 6. Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8 - Financial
Statements and Supplementary Data."



                                                 FOR THE YEARS ENDED DECEMBER 31,
 STATEMENTS OF OPERATIONS                   1995      1994     1993     1992      1991
                                              (in thousands, except per unit data)
 Revenues                                $ 12,569  $ 10,704 $ 10,441 $  8,306  $  7,547
 Costs and expenses                       (14,175)  (10,819) (11,381)  (6,801)   (7,622)
 Income (loss) from operations             (1,606)     (115)    (940)   1,505       (75)
 Net gain (loss) on sales of securities        --        (1)      --       48        (1)
 Net gain (loss) on acquisition of
     real estate                               --      (413)      --    1,943        --
 Net loss on disposition of real
     estate                                    --        --       --   (2,177)       --
 Settlement costs                              --        --     (201)      --        --
 Income (loss) before
     extraordinary item                    (1,606)     (529)  (1,141)   1,319       (76)
 Extraordinary item                           (18)       --       --    2,177        --
 Net income (loss)                       $ (1,624) $   (529)$ (1,141)$  3,496  $    (76)

 Net income (loss) per Limited
     Partnership Unit:
 Income (loss) from operations           $  (4.15) $   (.30)$  (2.43)$   3.89  $   (.20)
 Net gain on sale of securities                --        --       --      .12        --
 Net gain (loss) on acquisition of
     real estate                               --     (1.07)      --     5.03        --
 Net loss on disposition of
     real estate                               --        --       --    (5.63)       --
 Settlement costs                              --        --     (.52)      --        --
 Income (loss) before
     extraordinary item                     (4.15)    (1.37)   (2.95)    3.41      (.20)
 Extraordinary item                          (.05)       --       --     5.63        --
 Net income (loss)                       $  (4.20) $  (1.37)$  (2.95)$   9.04  $   (.20)

 Distributions per Limited
     Partnership Unit                    $   9.42  $   9.12 $   7.20 $  10.81  $   5.22
 Limited Partnership
     Units outstanding                    383,033   383,033  383,033  383,033   383,033

                                                       AS OF DECEMBER 31,
  BALANCE SHEETS                            1995      1994     1993     1992      1991
                                                         (in thousands)

  Total assets                           $ 62,863  $ 61,910 $ 65,628 $ 69,709  $ 65,603
  Notes payable                          $ 18,029  $ 12,318 $ 11,541 $ 11,994  $  7,687


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1995 Compared with 1994

The Partnership realized a net loss of $1,624,000 for the year ended December 31, 1995, compared to a net loss of $529,000 for the year ended December 31, 1994. The increased net loss for 1995 is attributable to the $3,255,000 write-down of the South City Business Center note receivable during 1995. During 1995, it was determined that this note receivable's collateral was impaired and it was written down to the estimated value of the property. The General Partner is currently pursuing foreclosure of the property. An affiliate of the General Partner was appointed receiver and the foreclosure proceedings were finalized during the first quarter of 1996. The decrease in interest and other income was due to the default on the note receivable.

Also contributing to the increase in the net loss was an increase in operating expenses, depreciation expense, and interest expense for the year ended December 31, 1995, compared to the year ended December 31, 1994, primarily due to the addition of Williamsburg Manor Apartments and Sandpiper I and II. Williamsburg Manor Apartments was acquired through a deed-in-lieu of foreclosure transaction and Sandpiper I and II was acquired through in-substance foreclosure in November 1994. The final foreclosure of Sandpiper was completed on June 16, 1995. As a result of the transactions described above, the Master Loan was settled in full in 1994. Accordingly, no related income was earned in 1995. General and administrative expenses increased for 1995, compared to 1994, due to the combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995. These increased costs were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution.

Mitigating the increased expenses noted above was an increase in overall revenues for 1995. The increase is due to the acquisition of Williamsburg Manor and Sandpiper. The provision for possible losses of $2,557,000 during December 31, 1994, resulted from the write-down of three investment properties, Cedar Rim, City Heights, and Lamplighter Park due to declines in their estimated net realizable values due to regional economic factors.

In November 1994, the Partnership entered into a settlement agreement with Equity Partners/3 ("EP/3") whereby the Williamsburg Manor Apartments were deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I and II Apartments, the remaining properties which collateralized the Master Loan. The final foreclosure on Sandpiper I and II was completed on June 16, 1995. The Partnership assumed a note payable of approximately $1.2 million in exchange for full settlement of EP/3's liability for the Master Loan. The Partnership realized a net loss of approximately $413,000 on the settlement of the Master Loan at December 31, 1994.

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceedings. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The U.S. Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received $67,791 in cash, 1,237 shares of Southmark Corporation Redeemable Series A Preferred Stock and 9,406 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of $9,104 representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

In December 1995, three of the Partnership's properties, Williamsburg Manor, Sandpiper I and II, and Park Capitol, were successfully refinanced. The extraordinary loss on refinancing of approximately $18,000 in 1995, resulted from a prepayment penalty charged for the Park Capitol refinancing for the early payoff of the original debt secured by this property.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions needed to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

1994 Compared with 1993

The Partnership realized a net loss of $529,000 for the year ended December 31, 1994, compared to a net loss of $1,141,000 for the year ended December 31, 1993. Rental revenues for the year ended December 31, 1994, increased $341,000 or 4% compared to 1993, primarily due to increased rental rates at the Partnership's properties. Property operations expense for the year ended December 31, 1994, increased $388,000 or 9% compared to 1993, primarily due to increased personnel cost, utility expense, and replacement costs. Interest income on the Partnership's note receivable collateralized by the South City Business Center for the year ended December 31, 1994, decreased $251,000 or 31% compared to 1993. The decrease is a result of the loan restructure in April 1993, at which time the rate was reduced from 10% to 7.18%. Since that time, interest income has been recognized as earned according to the terms of the note. All required note payments were received in 1994. Administrative expenses for the year ended December 31, 1994, decreased $299,000 or 34% compared to 1993, primarily because of a decrease in administrative overhead expenses allocated to the Partnership and legal fees pertaining to the 1993 restructuring of the South City note receivable.


The following table summarizes the sources of Master Loan payments received from EP/3 and EP/4 during the years ended December 31, 1994 and 1993:


                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                       1994                1993
                                                            (in thousands)
 Funds provided by property operations                $ 3,019             $ 3,599
 Funds used for property operations (includes
      administrative expenses)                         (1,632)             (1,750)
 Debt service payments on underlying
      notes payable                                      (241)               (499)
 Total funds from operations                            1,146               1,350

 Cash transferred in property transfer                    (26)                 --
 Net funds provided                                     1,120               1,350
 Cash remitted in excess of (less than)
      funds from operations of EP/3 properties            177                (116)
                                                      $ 1,297             $ 1,234

 Master Loan Activity:
 Principal payments                                   $    --             $    --
 Interest income                                        1,297               1,234
                                                      $ 1,297             $ 1,234

Liquidity and Capital Resources

At December 31, 1995, the Partnership held unrestricted cash of approximately $9,871,000 compared to cash of approximately $3,642,000 at December 31, 1994. Net cash provided by operating activities was comparable for 1995 and 1994. Net cash provided by investing activities decreased due to increased property improvements and replacements at the Partnership's investment properties, along with the deposits to the restricted escrows required by the refinancings of Williamsburg Manor, Sandpiper I and II, and Park Capitol (See discussion below). This increase was partially offset by the maturity of securities available for sale. At December 31, 1995, there was net cash provided by financing activities of approximately $1,674,000 compared to net cash used in financing activities of approximately $3,919,000 at December 31, 1994. This increase in 1995 is attributable to the proceeds received from the refinancings of the three investment properties discussed below.

In December 1995, three of the Partnership's investment properties, Williamsburg Manor, Park Capitol, and Sandpiper I and II, obtained refinancing. Total proceeds from the refinancings totalled $10,825,000. This debt accrues interest at a rate of 6.95% per year, and matures on December 1, 2005. The refinancing agreements required the properties to deposit a certain amount of funds into restricted escrows held by the mortgage company. Each property established a replacement reserve which will be used, as needed, to make necessary repairs and replacements at the properties. A capital reserve was also established for each property for certain capital improvements needed at the properties. Loan costs of $359,726, incurred by the properties to complete the refinancings, are included in other assets on the accompanying balance sheet.

The Partnership had two notes payable, which originally matured in January 1995, which were extended to June 1995. Lamplighter Park Apartments secured approximately $4.6 million, and Tamarac Village secured approximately $2.8 million. On June 30, 1995, an extension agreement was reached on the indebtedness secured by Lamplighter Park Apartments which extends the maturity of this mortgage debt to June 30, 1997. In December 1995, the indebtedness secured by Tamarac Village was paid in full.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The notes payable of $18,029,000 have maturity dates ranging from 1997 to 2007 at which time the individual properties will be refinanced or sold. Distributions of approximately $3,644,000 and $3,530,000 were made to the partners during 1995 and 1994, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totalling approximately $10.3 million at December 31, 1995, were greater than the reserve requirement of approximately $4.1 million.

Subsequent to December 31, 1995, the Partnership declared distributions to the partners of approximately $1.8 million attributable to cash flow from operations and approximately $2.5 million attributable from surplus funds.


Item 8. Financial Statements and Supplementary Data


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS



  Reports of Independent Auditors

  Balance Sheets - December 31, 1995 and 1994

  Statements of Operations - Years Ended December 31, 1995, 1994 and 1993

  Statements of Changes in Partners' Capital (Deficit) - Years Ended December 31, 1995, 1994 and 1993

  Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

  Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 as of December 31, 1995, and the related statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3 as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                   /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 6, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Consolidated Capital Institutional Properties/3:


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 (a California limited partnership) as of December 31, 1994, and the related statements of operations, partners' capital (deficit) and
cash flows for the years ended  December 31, 1994 and 1993.   These financial
statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3 as of December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.

                                                        /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                 BALANCE SHEETS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                         1995           1994
 Assets
   Cash:
     Unrestricted                                       $  9,871     $  3,642
     Restricted - tenant security deposits                   349           --
   Note and interest receivable                            4,400        7,701
   Securities available for sale                             109        3,176
   Restricted escrows                                      1,188           --
   Other assets                                            1,069          339
   Due from affiliates                                        --           59
   Investment properties:
       Land                                               10,365        8,902
       Buildings and related personal property            45,470       38,236
                                                          55,835       47,138
       Less accumulated depreciation                      (9,958)      (7,459)
                                                          45,877       39,679
   Net real estate assets of property
     in-substance foreclosed                                  --        7,314
                                                        $ 62,863     $ 61,910

 Liabilities and Partners' Capital (Deficit)
   Mortgage notes payable and accrued interest          $ 18,029     $ 12,318
   Accounts payable and accrued expenses                     857          300
   Tenant security deposits                                  339          328
   Accrued taxes                                             177          235
                                                          19,402       13,181


 Partners' Capital (Deficit)
   General partner                                          (407)        (355)
   Limited partners (383,033 units outstanding)           43,868       49,084
                                                          43,461       48,729

                                                        $ 62,863     $ 61,910


                 See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                      1995        1994        1993
 Revenues:
   Rental income                                    $ 11,863   $  8,431     $ 8,090
   Income on investment in master loan
       to affiliate                                       --      1,297       1,234
   Interest and other income                             706        976       1,117
       Total revenues                                 12,569     10,704      10,441
 Costs and Expenses:
   Operating                                           6,544      4,520       4,132
   General and administrative                            650        573         872
   Provision for possible losses                          --      2,557       3,300
   Depreciation and amortization                       2,514      2,090       2,048
   Interest                                            1,212      1,079       1,029
   Write-down of note receivable                       3,255         --          --
       Total costs and expenses                       14,175     10,819      11,381

 Loss from operations                                 (1,606)      (115)       (940)
 Loss on sales of securities                              --         (1)         --
 Loss on settlement of Master Loan                        --       (413)         --
 Settlement costs                                         --         --        (201)
 Loss before extraordinary item                       (1,606)      (529)     (1,141)
 Extraordinary item-loss from refinancing                (18)        --          --

 Net loss                                           $ (1,624)  $   (529)    $(1,141)

 Net loss allocated to general partners (1%)        $    (16)  $     (6)    $   (11)
 Net loss allocated to limited partners (99%)         (1,608)      (523)     (1,130)
                                                    $ (1,624)  $   (529)    $(1,141)

                 See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                      STATEMENTS OF OPERATIONS (CONTINUED)
                      (in thousands, except per unit data)


                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                      1995        1994        1993
 Net loss per Limited Partnership Unit:
   Loss from operations                             $  (4.15)  $   (.30)    $ (2.43)
   Loss on settlement of Master Loan                      --      (1.07)         --
   Settlement costs                                       --         --        (.52)
       Loss before extraordinary item                  (4.15)     (1.37)      (2.95)
       Extraordinary item                               (.05)        --          --

       Net loss                                     $  (4.20)  $  (1.37)    $ (2.95)

                 See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)



                                     LIMITED
                                   PARTNERSHIP    GENERAL     LIMITED
                                      UNITS       PARTNER     PARTNERS         TOTAL
 Original capital contributions      383,033      $     1     $ 95,758       $ 95,759

 Balance at December 31, 1992        383,033         (275)      56,990         56,715

 Net loss                                 --          (11)      (1,130)        (1,141)

 Distributions                            --          (28)      (2,758)        (2,786)

 Balance at December 31, 1993        383,033         (314)      53,102         52,788

 Net loss                                 --           (6)        (523)          (529)

 Distributions                            --          (35)      (3,495)        (3,530)

 Balance at December 31, 1994        383,033         (355)      49,084         48,729

 Net loss                                 --          (16)      (1,608)        (1,624)

 Distributions                            --          (36)      (3,608)        (3,644)

 Balance at December 31, 1995        383,033       $ (407)    $ 43,868       $ 43,461

                 See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

<caption

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                     1995         1994         1993
 Net loss                                         $(1,624)     $  (529)     $(1,141)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                    2,514        2,090        2,048
   Amortization of discounts and loan costs            25           --            6
   Loss on sales of investments                        --            1           --
   Receipt of Southmark stock                          --           (9)          --
   Loss on settlement of Master Loan                   --          413           --
   Loss on disposal of property                        11           --           --
   Write-down of note receivable                    3,255           --           --
   Interest reduction on note receivable               46           --           --
   Provision for possible losses                       --        2,557        3,300
   Changes in accounts:
        Restricted cash                              (349)          --           --
        Other assets                                 (404)          58          110
        Interest, taxes, accounts payable and
           tenant security deposit liability          544         (438)         300
        Due from (to) affiliates                       59          (16)         (43)

           Net cash provided by
            operating activities                    4,077        4,127        4,580

 Cash flows from investing activities:
   Property improvements and replacements          (1,401)        (198)        (406)
   Deposits to restricted escrows                  (1,188)          --           --
   Advances on note receivable                         --           --         (200)
   Purchase of securities                         (11,251)      (1,704)      (2,002)
   Proceeds from securities                        14,318        3,896          650

           Net cash provided by (used in)
            investing activities                 $    478      $ 1,994      $(1,958)

                 See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                     1995         1994       1993
 Cash flows from financing activities:
    Payments on mortgage notes payable            $  (448)     $  (389)   $  (453)
    Proceeds from refinancing                      10,825           --         --
    Repayment of mortgage debt                     (4,699)          --         --
    Loan cost paid                                   (360)          --         --
    Partners' distributions                        (3,644)      (3,530)    (2,786)

         Net cash provided by (used in)
          financing activities                      1,674       (3,919)    (3,239)

 Net increase (decrease) in cash                    6,229        2,202       (617)

 Cash at beginning of year                          3,642        1,440      2,057

 Cash at end of year                              $ 9,871      $ 3,642    $ 1,440

 Supplemental disclosure of cash
   flow information:
    Cash paid for interest                        $ 1,139      $ 1,030    $   956

                 See Accompanying Notes to Financial Statements



                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1995 and 1994


Note A - Organization of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership"), a California limited partnership, was formed on May 23, 1984, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, ConCap Equity Partners/3, ConCap Equity Partners/4, and ConCap Equity Partners/5, ("EP/3", "EP/4", and "EP/5", respectively), California limited partnerships in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"). The Partnership entered into a Master Loan Agreement with EP/3, EP/4, and EP/5, pursuant to which the aggregate principal would not exceed the net amount raised by the Partnership's offering of approximately $96 million.

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partner-ships and replaced CCEC as managing general partner in all 16 partnerships.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset manager. Additionally, a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property manager. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

The Partnership operates eight apartment properties and one commercial property located throughout the United States.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina, 29602.

Cash

   Unrestricted: Unrestricted cash includes cash on hand and in banks and money market funds and certificates of deposit with original maturities of three months or less.

Note A - Organization of Significant Accounting Policies - continued

   Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted  Escrows:   As a  result of  the  refinancing of  Williamsburg Manor,
Sandpiper I & II and Park Capitol, the following reserves were established:

   Capital Improvement Reserve - As part of the refinancing, the properties deposited $843,185 in total with the mortgage company to establish a Capital Reserve designated for certain capital improvements needed. At December 31, 1995, this reserve is fully funded.

   Replacement Reserve - As part of the refinancing, each property deposits per unit between $225 and $325 per year with the mortgage company to establish a Replacement Reserve designated for necessary repairs and replacements at the properties. At December 31, 1995, this reserve for all of the properties totalled $156,141.

Net Investment in Master Loan: According to generally accepted accounting principles, lending arrangements that qualify as real estate acquisition, development, and construction ("ADC") loans are subject to certain rules for financial statement presentation and income recognition. Pursuant to these rules, the Master Loan Agreement (herein so called) was classified as an investment in an ADC loan as of December 31, 1993, primarily because the Partnership was entitled to receive, according to the provisions of the Master Loan Agreement, in excess of 50% of the residual profits from the sale or refinancing of the properties securing the Master Loan Agreement. Under the accounting rules, the Investment in Master Loan was accounted for by the cost method, whereby income from the investment was recognized as interest to the extent of payments received, and losses in the net realizable value of the investment were recognized in the period they were identified. Interest contractually accruing according to the terms of the Master Loan Agreement in excess of payments received was deferred. As of December 31, 1993, such cumulative deferred interest, which was not included in the balance of the Investment in Master Loan, totaled $8.3 million. During 1994, the Sutter D Office Building which secured the third party mortgage debt and served as collateral for the Master Loan was foreclosed upon the first lienholder. In November 1994, the Partnership entered into a settlement agreement with EP/3 whereby the Williamsburg Manor Apartments were transferred to the Partnership under a deed-in-lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I & II
Apartments, the remaining property which collateralized the Master Loan. Additionally, the Partnership assumed a first lien note payable of approximately $1.2 million collateralized by the Sandpiper I & II Apartments in exchange for full settlement of EP/3's liability, including deferred interest, under the Master Loan. The final foreclosure on Sandpiper I & II was completed on June 16, 1995. As a result of the above transactions, the Master Loan was considered settled in full during 1994.

Provision for Possible Losses: Provision to reduce the carrying cost of the note receivable and real estate investments are provided when it is probable that their reasonably estimable net realizable values are less than the recorded carrying cost of

Note A - Organization of Significant Accounting Policies - continued

such investments.   Losses that  result from the ongoing  periodic evaluation of the net realizable value of the note receivable and real estate investments are charged to expense in the period in which they are identified.

Note Receivable In-Substance Foreclosed: The portion of the Master Loan secured by the Sandpiper I & II Apartments was deemed in-substance foreclosed as of November 30, 1994. The portion of the Master Loan secured by Sandpiper I & II was deemed in-substance foreclosed because control of the property effectively rested with CCIP/3 and the debtor was unable to pay debt service according to the note terms. The note receivable in-substance foreclosed was recorded at the estimated fair value of the collateral property.

Note Receivable Impairment: In 1995, the Company adopted FASB Statement No. 114, "Accounting By Creditors for Impairment of a Loan." Under the new standard, the provision for credit losses, related to loans that are identified for evaluation in accordance with FASB Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 ($1,500,000 in the fourth quarter) on the note receivable to adjust the note balance to the estimated net realizable value of the collateral.

Investment Properties: Investment properties which consist of eight apartment properties and one commercial property are stated at cost. Costs of properties that have been permanently impaired have been reduced to the estimated fair market value.

During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 did not have a material effect on the Partnership's financial statements.

Depreciation: Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 22 years.

Leases: The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases.

The Partnership leases certain commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the lease. For all other leases, rents are recognized over the terms of the leases as collected.


Note A - Organization of Significant Accounting Policies - continued

Interest Recognition on Notes Receivable: The Partnership's policy is to cease accruing interest on notes receivable that have been delinquent for 60 days or more. In addition, interest income is only accrued to the extent collateralized by the net realizable value of the subject property.

Loan Costs:   Loan costs of  $359,726 were capitalized  in December of  1995 (in conjunction with the property refinancings) and are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The partners are responsible for their respective shares of Partnership net income or loss.

The tax basis of the Partnership's assets and liabilities is approximately $27.2 million greater than the assets and liabilities as reported in the financial statements.

Allocation of Net  Income and Net Loss:   The Partnership Agreement provides for
net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the general partner.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the note receivable approximates fair value since the receivable has been written down to the fair value of the underlying collateral. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising:   The Partnership  expenses the costs of  advertising as  incurred.
Advertising expense, included in operating expenses, was $273,369 (1995), $186,170 (1994), and $214,555 (1993).

Reclassifications:   Certain reclassifications  have been made to  the 1994  and
1993 information to conform to the 1995 presentation.

Note B - Related Party Transactions

The Partnership has paid property management fees equal to 5% of collected gross rental revenues ("Rental Revenues") for property management services in each of the three years in the period ended December 31, 1995. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and the portion equal to 1% of Rental Revenues has been paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations. During 1993, day-to-day property management services were provided by an unaffiliated management company.

In late December 1994, an affiliate of Insignia began to perform property management services under the same management fee arrangement as the unaffiliated management company. Fees paid to PSI and Insignia have been reflected in the following table as compensation to related parties in the applicable periods:


                                                   FOR THE YEARS ENDED DECEMBER 31,
 COMPENSATION                                         1995      1994         1993
                                                            (in thousands)
    Property management fees                          $  572   $   260      $    98


The Partnership Agreement provides for reimbursement to the property management companies for their expenses related to property operations (primarily salaries and related costs for on-site property personnel). The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its current and former affiliates received reimbursements as noted below:


                                                    FOR THE YEARS ENDED DECEMBER 31,
 REIMBURSEMENTS                                       1995      1994         1993
                                                       (in thousands)
 Charged to administrative expenses:
      Reimbursement for services of affiliates      $  410    $  282        $ 422

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

Note C - Securities Available For Sale

In 1994, the Partnership adopted Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As the fair value of securities available for sale ("securities") approximate their cost, any unrealized gains or losses are immaterial and therefore, have not been recorded in the accompanying financial statements. Any such adjustment would be recorded directly to Partners' Capital (Deficit) and would not be reflected in the Statement of Operations. The cost of Securities sold is determined using the specific identification method.

Investments stated at cost, consisted of the following at December 31, 1995:


           DESCRIPTION                  COST          MATURITY
           Commercial Paper            $100,000       May 1998
           Equity Securities              9,104       N/A
                                       $109,104

Investments available for sale as of December 31, 1994 consist of $1,704,027 in U.S. Treasury Bills, $1,125,000 in Commercial Paper and $9,104 in Equity Securities.

Note D - Net Investment in Master Loan

EP/3 Settlement: During 1994, Sutter D Office Building which collateralized a third party first lien mortgage debt and served as collateral for the Master Loan was foreclosed upon by the first lienholder. The foreclosure had no gain or loss effect to the Partnership. In November 1994, the Partnership entered into a settlement agreement with EP/3 whereby the Williamsburg Manor Apartments was deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I & II Apartments, the remaining property which collateralized the Master Loan. Additionally, the Partnership assumed a first lien note payable of approximately $1.2 million collateralized by the Sandpiper I & II Apartments. The Partnership recognized the deed in lieu of foreclosure of the Williamsburg Manor Apartments, the in-substance foreclosure of the Sandpiper I & II Apartments and the assumption of the related underlying first lien mortgage in exchange for full settlement of EP/3's liability, including deferred basic interest, under the Master Loan. The Partnership recognized a net loss of approximately $413,000 on the settlement of the Master Loan.

As a result of the facts that: (1) EP/3 has no equity in the Sandpiper I & II Apartments, considering the current estimated fair value of the property; (2) proceeds for repayment of the portion of the Master Loan collateralized by the Sandpiper I & II Apartments can be expected to come only from the operations or sale of the property; and (3) EP/3 effectively abandoned control of the Sandpiper I & II Apartments when EP/3 and the Partnership executed the settlement agreement in November 1994, whereby EP/3 agreed to transfer to the Partnership the full and unrestricted right to possession, management, and control of the property and not to contest, hinder or delay a judicial foreclosure action initiated by the Partnership, CCIP/3 has deemed the Sandpiper I & II Apartments in-substance foreclosed as of November 30, 1994. Accordingly, the net Note D - Net Investment in Master Loan - continued

Master Loan receivable collateralized by the Sandpiper I & II Apartments is presented as "Net real estate assets of property in-substance foreclosed" in the accompanying financial statements for 1994. Foreclosure proceedings were completed on June 16, 1995.

EP/4 Settlement: In accordance with EP/4's bankruptcy, the Partnership pursued foreclosure on EP/4's properties and note receivable collaterally securing EP/4's portion of the Master Loan since the agreement was finalized in 1990. Through May 1992, the Partnership foreclosed upon three of EP/4's properties and a note receivable.

The Partnership completed foreclosure upon the last EP/4 property in June 1992, and recognized a $1.9 million gain on the transaction as summarized in Note 6 under the caption "Property acquisition through foreclosure" for the year ended December 31, 1992. Gains or losses upon foreclosure of the EP/4 properties were deferred in previous years until the EP/4 Master Loan was retired in connection with the 1992 foreclosure of the last EP/4 property. Accrued settlement costs of $275,000 related to EP/4's bankruptcy proceeding were netted against the gain on foreclosure in 1992. Additional settlement costs of $201,000 were accrued in 1993. All settlement costs were paid in February 1994.

Summary of Operations of EP/3 and EP/4

Sources of  income from  the Partnership's  Investment in Master  Loan and  cash payments related to EP/3 and EP/4 totaled approximately $1.3 million and $1.2 million, respectively, during the years ended December 31, 1994 and 1993. Following is a summary of operations of EP/3 and EP/4 for the years then ended:


                                                           AS OF DECEMBER 31,
                                                         1994           1993
                                                            (in thousands)

 Funds provided by property operations                  $ 3,019        $ 3,599
 Funds used for property operations                      (1,632)        (1,750)
 Debt service payments on underlying notes payable         (241)          (499)
 Total funds from operations                              1,146          1,350

 Cash transferred in property foreclosure                   (26)            --
 Net funds provided                                       1,120          1,350
 Cash remitted in excess of (less than) funds
      from operations of EP/3 properties                    177           (116)
                                                        $ 1,297        $ 1,234
 Master Loan Activity:
 Interest income                                        $ 1,297        $ 1,234

Note E - Notes and Interest Receivable

Notes and interest receivable at December 31, 1995 and 1994, consist of the following:

                                                          AS OF DECEMBER 31,
                                                          1995           1994
                                                            (in thousands)

 Current note                                           $ 4,400        $ 7,655
 Add:
      Interest receivable                                    --             46
                                                       $ 4,400        $ 7,701


This note receivable relates to South City Business Center.


The borrower on the note receivable secured by the South City Business Center placed the property under Chapter 11 protection in September 1992. In April 1993, the Bankruptcy Court approved the borrower's reorganization plan pursuant to which the General Partner and the borrower agreed to a restructure agreement. According to the restructure agreement, deferred interest totaling approximately $1 million was added to the principal balance of the note, the Partnership funded a principal advance of $200,000 to a property improvement escrow account, and the borrower funded $120,000 into the property improvement escrow account and paid past due interest totaling approximately $357,000 to bring the note current.

The Partnership has final approval over disbursements from the property improvement escrow account. The General Partner has approved disbursements of substantially all of the funds held in escrow to be utilized for roof replacement and exterior repairs. Additionally, the note terms were modified as follows: (i) the interest rate was reduced from 10% to 7.18%, (ii) the maturity date of the note, originally January 1994, was extended to May 1998; and (iii) principal payments equal to Net Property Cash Flow, as defined in the restructured note, are due annually. No gain or loss was recognized on the restructure of the South City Note.

As of December 31, 1994, the note receivable on sold real estate represented a note for which payments were made in accordance with the terms and the corresponding interest income was accrued according to the restructured note terms as described above.

During 1995, the debtor stopped making note payments on the South City note in June and officially defaulted on the note in August. The Partnership obtained an appraisal of the collateral and it was determined that this note receivable was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 ($1,500,000 in fourth quarter) related to South City Business Center to adjust the note balance to the estimated net realizable value of the collateral. An affiliate of the General Partner was appointed receiver in September 1995, and the foreclosure proceedings were finalized during the first quarter of 1996.


Note F - Mortgage Notes Payable

Notes payable at December 31, 1995, consist of the following (in thousands, except monthly payments):


                      Principal        Monthly                           Principal
                      Balance At       Payment     Stated                 Balance
                     December 31,     Including   Interest     Maturity   Due At
 Property                 1995        Interest      Rate         Date     Maturity
 Lamplighter Park(1)   $ 4,609       $ 40,000(1)  3.75% +      06/30/97  $  4,571
                                                  LIBOR Rate

 Park Capitol            2,725         15,782       6.95%      12/01/05     2,725

 Tamarac Village
  1st mortgage           1,269         15,976       9.5%       10/01/06        --
  2nd mortgage           1,293         15,728       9.5%       05/01/07        --

 Williamsburg Manor      4,150         24,035       6.95%      12/01/05     4,150

 Sandpiper I & II        3,950         22,877       6.95%      12/01/05     3,950
                        17,996       $134,398

 Accrued interest           33
      Total            $18,029

(1) Lamplighter Park's mortgage payment is calculated at the greater of a 10.25% rate or a rate equal to 3.75% plus the LIBOR Rate, based on the number of days outstanding. In periods during which the LIBOR-based rate is below the 10.25% rate, the excess payment is applied to principal.


In December 1995, three of the Partnership's investment properties, Williamsburg Manor, Park Capitol, and Sandpiper I and II, obtained refinancing. Total proceeds from the refinancings totalled $10,825,000. This debt accrues interest at a rate of 6.95% per year, and matures on December 1, 2005. This debt requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are made. Loan costs of $359,726 were incurred by the properties as a result of the refinancings, and are included in other assets on the balance sheet. Park Capitol was charged a prepayment penalty due to the early payoff of the old debt which resulted in the extraordinary loss on refinancing of approximately $18,000 for December 31, 1995.

The Partnership had two notes payable, originally maturing in January 1995, which were extended to June 1995. Lamplighter Park Apartments secured approximately $4.6 million, and Tamarac Village secured approximately $2.8 million. On June 30, 1995, an extension agreement was reached on the indebtedness secured by Lamplighter Park Apartments, which extended the maturity of this mortgage debt to June 30, 1997. In December 1995, this indebtedness secured by Tamarac Village was paid in full.

Note F - Mortgage Notes Payable - continued

The estimated fair values of the Partnership's aggregate debt is $18,190,000. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective properties. Also, all notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Beginning March 1, 1996, the lender has the right, upon six months written notice, to call the second mortgage on Tamarac Village.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995 are as follows:


                      (in thousands)
                           1996                  $     156
                           1997                      4,741
                           1998                        172
                           1999                        189
                           2000                        208
                           Thereafter               12,530
                           Total                  $ 17,996

Note G - Summary of Noncash Investing and Financing Activity

The following table sets forth (in thousands) the Partnership's noncash investing and financing activities during the year ended December 31, 1994, with respect to the EP/3 property deeded-in-lieu of foreclosure and EP/3 property recorded as in-substance foreclosure in 1994. There was no significant noncash investing or financing activity during the years ended December 31, 1995 and 1993.

                                        Master Loan    Notes and    Net Gain (Loss)
     For the Year           Net Real    In-Substance    Interest      On Property
 Ended December 31, 1994     Estate      Foreclosed     Payable       Foreclosure
 Property deemed in-
  substance Foreclosed    $  7,314        $  6,849      $ (1,166)        $  (701)
 Property Deeded in-lieu
  of Foreclosure             6,405(A)        6,116(B)         --             288

                          $ 13,719        $ 12,965      $ (1,166)        $  (413)

(A) Amount represents the estimated fair value of the properties based upon an analysis of current market conditions and current property operations.

(B) Amount represents the Master Loan balance extinguished net of the allowance for loss and collection reserve.

Note H - Allowance for Possible Losses

                                                MASTER        REAL
                                                 LOAN         ESTATE        TOTAL
                                                         (in thousands)
 Balance at December 31, 1992                $  1,060      $  1,100      $  2,160
       Provision for possible losses            3,300(a)         --         3,300

 Balance at December 31, 1993                   4,360         1,100         5,460
       (charge-offs)                           (4,360)(b)     2,557 (c)    (1,803)

 Balance at December 31, 1994                       --        3,657         3,657
       (charge-offs)                                --       (3,657)(d)    (3,657)

 Balance at December 31, 1995                 $     --     $     --      $     --

(a) The provision for possible losses is included in operations for the year ended December 31, 1993, and reflects a decline in the value of the Partnership Investment in Master Loan.
(b) This charge-off reflects the amount of allowance for losses relating to the EP/3 property foreclosure in November 1994.
(c) The provision for possible losses is included in operations for the year ended December 31, 1994, and reflects a decline in the estimated fair value of certain properties due to regional economic factors.
(d) This charge off reflects the write-down of several investment properties to net realizable value ($1,100 during 1993 and $2,557 during 1994). The write-down has been allocated to the appropriate fixed assets at December 31, 1995.

Note I - Other Income

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The U.S. Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at $11 million, in aggregate. In March 1994, the Partnership received $67,791 in cash, 1,237 shares of Southmark Corporation Redeemable Series A Preferred Stock and 9,406 shares of Southmark Corporation New Common Stock, with an aggregate market value on the date of receipt of $9,104, representing the Partnership's share of the recovery based on its pro rata portion of claims filed.


Note J - Commitment and Contingencies

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and securities available for sale, totaling approximately $10.3 million, were greater than the reserve requirement of $4.1 million at December 31, 1995.

Note J - Commitment and Contingencies - continued

The Partnership is not a party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.


Note K - Partners' Equity (Deficit)

Net  profits,  net  losses,  and  distributions  of  "distributable   cash  from
operations" (as determined by the general partner) are allocated 99% to the Limited Partners and 1% to the general partner.

Distributions of approximately $3,644,000 and $3,530,000 were made to the partners during 1995 and 1994, respectively.

Note L - Operating Leases

Tenants of the Partnership's commercial property are responsible for payment of their proportionate share of real estate taxes. Insurance, common area maintenance expenses and a portion of the real estate taxes are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share of the real estate taxes. The expenses paid by the Partnership are included on the Statements of Operations in operating expenses.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995 are as follows:


                        1996                              $  391,966
                        1997                                 378,895
                        1998                                 302,092
                        1999                                 121,903
                        2000                                   8,728
                     Thereafter                                    0

                                                          $1,203,584


Note M - Investment Properties and Accumulated Depreciation

(Amounts in thousands)


                                                  Initial Cost
                                                 To Partnership
                                                                          Cost
                                                         Buildings     Capitalized
                                                        and Related     (Removed)
                                                          Personal    Subsequent to
 Description                 Encumbrances      Land       Property     Acquisition
 Cedar Rim                      $    --       $  778      $  4,322      $   568
  Renton, Washington                                                     (1,063)

 City Heights                        --        1,197         4,238          431
  Seattle, Washington                                                    (1,159)

 Corporate Center                    --        1,071         2,949          470
  Tampa, Florida                                                         (1,100)

 Hidden Cove by the Lake             --          184         4,416          496
  Belleville, Michigan

 Lamplighter Park                 4,609        2,458         5,167          326
  Bellevue, Washington                                                     (335)

 Park Capitol                     2,725          280         2,100          414
  Salt Lake City, Utah

 Tamarac Village I, II,           2,562        2,464        10,536          545
 III, & IV
  Denver, Colorado

 Williamsburg Manor               4,150        1,281         5,124          190
  Cary, North Carolina

 Sandpiper I & II                 3,950        1,463         5,851          173
  St. Petersburg, Florida

                   Totals       $17,996      $11,176       $44,703      $   (44)

 Accrued interest                    33

                                $18,029


Note M - Investment Properties and Accumulated Depreciation - continued

                         Gross Amount At Which Carried
                              at December 31, 1995
                               (in thousands)

                                   Buildings
                                  And Related
                                   Personal                     Accumulated      Date of         Date        Depreciable
    Description          Land      Property       Total        Depreciation    Construction    Acquired      Life-Years
 Cedar Rim            $   618     $ 3,987       $ 4,605         $ 1,203          1980          4/12/91        3 - 20
 City Heights             942       3,765         4,707           1,277          1985          4/13/90        3 - 20
 Corporate Center         782       2,608         3,390           1,085          1982          4/13/90        5 - 20
 Hidden Cove by
  the Lake                184       4,912         5,096           1,644          1972          3/23/90        3 - 20
 Lamplighter Park       2,351       5,265         7,616           1,398          1968          4/12/91        3 - 20
 Park Capitol             280       2,514         2,794             861          1974          4/13/90        5 - 20
 Tamarac Village        2,464      11,081        13,545           1,963          1978          6/10/92        5 - 20
  II, III, & IV
 Williamsburg           1,281       5,314         6,595             247          1970          11/30/94       5 - 22
 Sandpiper              1,463       6,024         7,487             280        1976/1985       11/30/94       5 - 22
                      $10,365     $45,470       $55,835          $9,958


Reconciliation of "Investment Properties and Accumulated Depreciation":


                                               FOR THE YEARS ENDED DECEMBER 31,
                                             1995             1994           1993
                                                        (in thousands)
 REAL ESTATE:
 Balance at beginning of year             $ 58,109         $ 44,192          $ 43,786
    Additions                                1,401              198               406
    Acquisition through foreclosure             --            6,405                --
    Allocation of valuation reserve         (3,657)              --                --
    Acquisition through in-substance
          foreclosure                           --            7,314                --
 Disposal of property                          (18)              --                --
 Balance at end of year                   $ 55,835         $ 58,109          $ 44,192


 Note M - Investment Properties and Accumulated Depreciation - continued

               ACCUMULATED DEPRECIATION:
               Balance at beginning of year   $ 7,459          $ 5,369        $  3,321
                 Depreciation on real estate    2,505            2,090           2,048
                 Disposal of property              (6)              --              --
              Balance at end of year          $ 9,958          $ 7,459        $  5,369

(1)  The aggregate cost for Federal income tax purposes is (in thousands):

          1995      $ 53,180
          1994      $ 44,886
          1993      $ 44,688

Note N - Subsequent Events

Subsequent to December 31, 1995, the Partnership declared distributions to the partners of approximately $1.8 million attributable to cash flow from operations and approximately $2.5 million attributable from surplus funds.

                                PART III



Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As  reported in  the Partnership's Form 8-K  filed May 10,  1995, as of  May
3, 1995, Arthur Andersen L.L.P., the independent accountant previously engaged as the principal accountant to audit the financial statements of the Partnership was dismissed. As of the same date, the firm of Ernst & Young L.L.P. was engaged to provide that service for the Partnership.

Item 10. Directors and Executive Officers of the Registrant

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of
December 31, 1995, their age and the nature of all positions with CEI presently held by them are as follows:


  NAME OF INDIVIDUAL                      POSITION IN CEI                        AGE

  Carroll D. Vinson                       President                               55

  William H. Jarrard, Jr.                 Vice President                          49

  John K. Lines                           Secretary                               36

  Kelley M. Buechler                      Assistant Secretary                     38

  Robert D. Long, Jr.                     Chief Accounting Officer/               28
                                          Controller

Carroll  D. Vinson has been President  of CEI since  December of 1994 and
President of the MAE subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes
& Co. (a regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to
1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company which sold substantially all of its assets to Insignia in December 1990.

William  H.  Jarrard, Jr.  has  been Vice  President of  CEI since  December of
1994, Vice  President of  the MAE subsidiaries since  January 1992 and Managing
Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South
Carolina and a certified public accountant.

John K. Lines has been Secretary of CEI since December of 1994, Secretary of the MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the
Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May
1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Robert D.  Long, Jr.  has been  Controller and  Chief Accounting  Officer  of
CEI  since December  1994 and  Chief Accounting Officer and Controller  of the
MAE subsidiaries since February 1994. Prior to joining MAE, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

Kelley M.  Buechler has  been Assistant  Secretary of  CEI since  December 1994,
Assistant Secretary  of the  MAE subsidiaries since  January 1992, and Assistant
Secretary  of Insignia since January 1991.   During the five years prior to
joining Insignia in 1991, she served  in a similar capacity for U.S. Shelter.
Ms. Buechler is a graduate of the University of North Carolina.

No family relationship exists between any of the directors and officers of CEI.

Item 11.         Executive Compensation

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended
December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Item 8 -  Financial Statements and Supplementary  Data, Note B  - Related
Party Transactions, for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former corporate general partner and former affiliates.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

    Except as provided below, as of February, 1996, no person was known to CEI to own of record or beneficially more than 5 percent
    (5%) of the Units of the Partnership:

                                        NUMBER OF            PERCENT
    NAME AND ADDRESS                     UNITS              OF TOTAL
    Insignia Financial Group, Inc.       34,560                 9%

    The  Units  reflected above  were  acquired  by  LP  3  Acceptance
    Corporation, an affiliate of the Partnership and CEI, pursuant to its offer dated November 9, 1992, to purchase Units for a purchase price of $45.00 per Unit (the "Tender Offer").

(b) Beneficial Owners of Management

    Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c) Changes in Control

    Beneficial Owners of CEI

    As of February, 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                           NUMBER OF             PERCENT
    NAME AND ADDRESS      CEI SHARES            OF TOTAL

    GII Realty, Inc.       100,000                100%

Item 13.         Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party.
Please refer to "Item 8 - Financial Statements  and Supplementary Data," Note
B - Related Party Transactions, for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last three years.

The Partnership paid property management fees  equal to 5% of collected gross rental revenues ("Rental  Revenues") for  property management services for the  period ended December 31, 1995  and 1994.  For  the year ended December
31,  1994, a  portion of such  property management fees  were paid  to Coventry
Properties,  Inc. ("Coventry"), an affiliate  of  the General  Partner,  for day-to-day property  management  services  and a  portion  was paid  to
Partnership Services, Inc. ("PSI") for advisory services related to day-to-day
property operations.   During 1993, property management services were provided
by an unaffiliated management company.  In July 1993, Coventry assumed
day-to-day property management responsibilities.   In late December 1994,
affiliates of  Insignia Financial Group, Inc.  ("Insignia")  assumed  day-to-day property  management  responsibilities  for  all  of  the  Partnership's properties.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

Litigation with Former Related Parties

In 1991, the  Partnership (and simultaneously  each of  the Affiliated
Partnerships) entered claims in  Southmark Corporation's  Chapter  11
bankruptcy proceeding.    These  claims related  to  Southmark's  activities
while it exercised control  (directly, or indirectly through  its affiliates)
over  the Partnership.  The  Bankruptcy Court set the  Partnership's  and the
Affiliated  Partnership's allowed claim  at $11 million, in  aggregate.  In
March 1994, the  Partnership  received $67,791  in  cash, 1,237  shares  of
Southmark  Corporation  Redeemable Series  A Preferred Stock and  9,406 shares of  New Common Stock  with an aggregate  market value of  $9,104 on the date of receipt representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

                             PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

       1.    Financial Statements

             Balance Sheets as of December 31, 1995 and 1994

             Statements of Operations for the Years Ended December 31,
                1995, 1994 and 1993

             Statements of Changes in Partners' Capital (Deficit) for the
                Years Ended December 31, 1995, 1994 and 1993

             Statements of Cash Flows for the Years Ended December 31, 1995,
                1994 and 1993

             Notes to Financial Statements

       2.    Schedules

             All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

       3.    Exhibits

               S-K REFERENCE
                   NUMBER            DOCUMENT DESCRIPTION

                    3                Certificates of Limited Partnership,
                                     as amended.

                    10.3             Participating Note Master Loan
                                     Agreement (Incorporated by reference
                                     to Registration Statement of Partner-
                                     ship (File No. 2-97664) filed July 23,
                                     1985).

                    10.4             Participating Note Security Agreement
                                     (Incorporated by reference to Registra-
                                     tion Statement of Partnership (File No.
                                     2-97664) filed July 23, 1985).

               S-K REFERENCE
                   NUMBER            DOCUMENT DESCRIPTION

                    10.5             Form of Deed of Trust and Rider
                                     (Incorporated by reference to Registra-
                                     tion Statement of Partnership (File No.
                                     2-97664) filed July 23, 1985).

                    10.6             Severable Promissory Notes (Incor-
                                     porated by reference to Registration
                                     Statement of Partnership (File No.
                                     2-97664) filed July 23, 1985).

                    10.7             Property Management Agreement No.
                                     101 dated October 23, 1990, by and
                                     between the Partnership and CCEC
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30,
                                     1990).

                    10.8             Property Management Agreement No.
                                     301 dated October 23, 1990, by and
                                     between the Partnership and CCEC
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30,
                                     1990).

                    10.9             Property Management Agreement No.
                                     315 dated April 12, 1991, by and
                                     between the Partnership and CCMLP.
                                     (Incorporated by reference to the
                                     Annual Report on Form 10-K for the
                                     year ended December 31, 1991).

                   10.10             Bill of Sale and Assignment dated
                                     October 23, 1990, by and between
                                     CCEC and ConCap Services Company
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30,
                                     1990).

                   10.11             Assignment and Assumption dated
                                     October 23, 1990, by and between
                                     CCEC and ConCap Management Limited
                                     Partnership ("CCMLP") (Incorporated
                                     by reference to the Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     September 30, 1990).

               S-K REFERENCE
                   NUMBER            DOCUMENT DESCRIPTION

                   10.12             Assignment and Agreement as to Certain
                                     Property Management Services dated
                                     October 23, 1990, by and between CCMLP
                                     and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
                                     September 30, 1990).

                   10.13             Assignment and Agreement as to
                                     Certain Property Management Services
                                     dated April 12, 1991, by and between
                                     CCMLP and ConCap Capital Company.
                                     (Incorporated by reference to the
                                     1991 Annual Report on Form 10-K for
                                     the year ended December 31, 1991).

                   10.14             Assignment and Agreement dated October
                                     23, 1990, by and between CCMLP and The
                                     Hayman Company (100 Series of Property
                                     Management Contracts) (Incorporated
                                     by reference to the Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     September 30, 1990).

                   10.15             Assignment and Agreement dated October
                                     23, 1990, by and between CCMLP and
                                     Metro ConCap, Inc. (300 Series of
                                     Property Management Contracts) (Incor-
                                     porated by reference to the Quarterly
                                     Report on Form 10-Q for the quarter
                                     ended September 30, 1990).

                   10.16             Construction Management Cost Reim-
                                     bursement Agreement dated January 1,
                                     1991, by and between the Partnership
                                     and Metro ConCap, Inc.  (Incorporated
                                     by reference to the Annual Report on
                                     Form 10-K for the year ended December
                                     31, 1991).

                   10.17             Construction Management Cost Reim-
                                     bursement Agreement dated April 12,
                                     1991, by and  between the Partnership
                                     and Metro ConCap, Inc.  (Incorporated
                                     by reference to the Annual Report on
                                     Form 10-K for the year ended December
                                     31, 1991).

                   10.18             Construction Management Cost Reim-
                                     bursement Agreement dated January 1,
                                     1991, by and between the Partnership
                                     and The Hayman Company.  (Incorpor-
                                     ated by reference to the Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1991).

               S-K REFERENCE
                 NUMBER              DOCUMENT DESCRIPTION

                   10.19             Investor Services Agreement dated
                                     October 23, 1990, by and between the
                                     Partnership and CCEC (Incorporated
                                     by reference to the Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     September 30, 1990).

                   10.20             Assignment and Assumption Agreement
                                     (Investor Services Agreement) dated
                                     October 23, 1990, by and between
                                     CCEC and ConCap Services Company
                                     (Incorporated by reference to the
                                     Annual Report on Form 10-K for the
                                     year ended December 31, 1990).

                   10.21             Letter of Notice dated December 20,
                                     1991, from Partnership Services, Inc.
                                     ("PSI") to the Partnership regarding
                                     the change in ownership and dissolution
                                     of ConCap Services Company whereby PSI
                                     assumed the Investor Services Agreement.
                                     (Incorporated by reference to the Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1991).

                   10.22             Financial Services Agreement dated
                                     October 23, 1990, by and between the
                                     Partnership and CCEC (Incorporated
                                     by reference to the Quarterly Report
                                     on Form 10-Q for the quarter ended
                                     September 30, 1990).

                   10.23             Assignment and Assumption Agreement
                                     (Financial Services Agreement) dated
                                     October 23, 1990, by and between CCEC
                                     and ConCap Capital Company (Incorpor-
                                     ated by reference to the Quarterly
                                     Report on Form 10-Q for the quarter
                                     ended September 30, 1990).

                   10.24             Letter of Notice dated December 20,
                                     1991, from PSI to the Partnership
                                     regarding the change in ownership and
                                     dissolution of ConCap Capital Company
                                     whereby PSI assumed the Financial
                                     Services Agreement.  (Incorporated
                                     by reference to the Annual Report on
                                     Form 10-K for the year ended December
                                     31, 1991).

               S-K REFERENCE
                   NUMBER            DOCUMENT DESCRIPTION

                   10.25             Joint Application for Approval of
                                     Settlement Agreement dated August 10,
                                     1990, between James W. Cunningham
                                     (EP/4's Trustee) and the Partnership
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30, 1990).

                   10.26             Property Management Agreement
                                     No. 415 dated May 13, 1993, by
                                     and between the Partnership
                                     and Coventry Properties, Inc.
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30,
                                     1993)

                   10.27             Assignment and Assumption
                                     Agreement (Property Management
                                     Agreement No. 415) dated May
                                     13, 1993, by and between
                                     Coventry Properties, Inc., R&B
                                     Apartment Management Company Inc.
                                     and Partnership Services, Inc.
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30,
                                     1993)

                   10.28             Assignment and Agreement as to
                                     Certain Property Management
                                     Services as related to Property
                                     Management Agreement No. 415
                                     dated May 13, 1993, by and
                                     between Coventry Properties, Inc.
                                     and Partnership Services, Inc.
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30,
                                     1993)

                   10.29             Property Management Agreement
                                     No. 425 dated May 13, 1993, by
                                     and between the Partnership
                                     and Coventry Properties, Inc.
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30,
                                     1993)



               S-K REFERENCE
                   NUMBER            DOCUMENT DESCRIPTION

                   10.30             Assignment and Assumption
                                     Agreement (Property Management
                                     Agreement No. 425) dated May
                                     13, 1993, by and between
                                     Coventry Properties, Inc., R&B
                                     Apartment Management Company Inc.
                                     and Partnership Services, Inc.
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30,
                                     1993)

                   10.31             Assignment and Agreement as to
                                     Certain Property Management
                                     Services as related to Property
                                     Management Agreement No. 425
                                     dated May 13, 1993, by and
                                     between Coventry Properties, Inc.
                                     and Partnership Services, Inc.
                                     (Incorporated by reference to the
                                     Quarterly Report on Form 10-Q for
                                     the quarter ended September 30,
                                     1993)

                   10.32             Property Management Agreement
                                     No. 509 dated June 1, 1993, by
                                     and between the Partnership
                                     and Coventry Properties, Inc.

                   10.33             Assignment and Assumption Agree-
                                     ment as to Certain Property
                                     Management Services dated November
                                     17, 1993, by and between Coventry
                                     Properties, Inc. and Partnership
                                     Services, Inc.

                   10.34 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                                     Inc. d/b/a Lehman Capital, A Division
                                     of Lehman Brothers Holdings Inc..

                   10.35 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                                     Inc. d/b/a Lehman Capital, A Division
                                     of Lehman Brothers Holdings Inc..

                   10.36 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                                     Inc. d/b/a Lehman Capital, A Division
                                     of Lehman Brothers Holdings Inc..

               S-K REFERENCE
                   NUMBER            DOCUMENT DESCRIPTION


                     11              Statement regarding computation of
                                     Net Income per Limited Partnership
                                     Unit (Incorporated by reference to
                                     Note 8 of Item 8 - Financial State-
                                     ments of this Form 10-K)

                     16              Letter, Dated August 12, 1992, from
                                     Ernst & Young to the Securities and
                                     Exchange Commission regarding change
                                     in certifying accountant.  (Incorporated
                                     by reference to Form 8-K dated August 6,
                                     1992)

                     27              Financial Data Schedule.

                    28.1             Fee Owner's General Partnership
                                     Agreement (Incorporated by reference
                                     to Registration Statement of
                                     Partnership (File No. 2-97664) filed
                                     July 23, 1985).

                    28.2             Fee Owner's Certificate of Partnership
                                     (Incorporated by reference to Regi-
                                     stration Statement of Partnership
                                     (File No. 2-97664) filed July 23, 1985).

(b)    Reports on Form 8-K, filed during the fourth quarter of 1995:  None.

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                 SIGNATURE PAGE


Pursuant to the requirements  of Section 13 or 15(d)  of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                       By:   CONCAP EQUITIES, INC.
                             Its General Partner,

March 22, 1996         By:   /s/ Carroll D. Vinson
Date                         Carroll D. Vinson
                             President


March 22, 1996         By:   /s/ Robert D. Long, Jr.
Date                         Robert D. Long, Jr.
                             Controller, Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 22, 1996         By:   /s/ Carroll D. Vinson
Date                         Carroll D. Vinson
                             Director and President


March 22, 1996         By:   /s/ Robert D. Long, Jr.
Date                         Robert D. Long, Jr.
                             Controller, Principal Accounting Officer



