Form 10-Q
period 1996-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1996-05-14
CIK 768890

FORM 10-Q--Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934
               (As last amended by Rel. No. 312905, eff. 4/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from.........to.........
               (Amended by Exch Act Rel No. 312905. eff 4/26/93.)

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

                  Registrant's telephone number (864) 239-1000

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

                                  BALANCE SHEET
                        (in thousands, except unit data)



                                                         March 31,     December 31,
                                                           1996            1995
                                                        (Unaudited)       (Note)
 Assets
    Cash:
       Unrestricted                                      $  6,439       $  9,871
       Restricted - tenant security deposits                  353            349
    Note receivable                                            --          4,400
    Investments                                               109            109
    Restricted escrows                                      1,007          1,188
    Other assets                                              943          1,069
    Investment properties:
       Land                                                12,345         10,365
       Building and related personal property              48,097         45,470
                                                           60,442         55,835
       Less accumulated depreciation                      (10,594)        (9,958)
                                                           49,848         45,877
                                                         $ 58,699       $ 62,863

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Mortgage notes payable and accrued interest          $ 18,014       $ 18,029
    Accounts payable and accrued expenses                     588            857
    Tenant security deposits                                  345            339
    Accrued taxes                                             336            177
                                                           19,283         19,402
 Partners' Capital (Deficit)
    General partner                                          (422)          (407)
    Limited partners (383,033 units outstanding)           39,838         43,868
                                                           39,416         43,461
                                                         $ 58,699       $ 62,863


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements

b)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                       Three Months Ended
                                                            March 31,
                                                       1996           1995

 Revenues:
    Rental income                                    $ 3,123        $ 2,858
    Interest and other income                            121            215
       Total revenues                                  3,244          3,073

 Expenses:
    Operating                                          1,776          1,254
    General and administrative                           160            235
    Depreciation and amortization                        664            580
    Interest                                             369            291
       Total expenses                                  2,969          2,360

          Net income                                 $   275       $    713

 Net income allocated to general partners (1%)       $     3       $      7

 Net income allocated to limited partners (99%)          272            706
                                                     $   275       $    713

 Net income per limited partnership unit             $   .71       $   1.86

                 See Accompanying Notes to Financial Statements

c)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership     General      Limited
                                       Units        Partner      Partners       Total
 Original capital contributions       383,033       $     1      $95,758       $95,759

 Partners' capital (deficit) at
    December 31, 1994                 383,033       $  (355)     $49,084       $48,729

 Distributions to partners                 --           (18)      (1,804)       (1,822)

 Net income for the three months
    ended March 31, 1995                   --             7          706           713

 Partners' capital (deficit) at
    March 31, 1995                    383,033       $  (366)     $47,986       $47,620




 Partners' capital at
    December 31, 1995                 383,033       $  (407)     $43,868       $43,461

 Distributions to partners                 --           (18)      (4,302)       (4,320)

 Net income for the three months
    ended March 31, 1996                   --             3          272           275

 Partners' capital (deficit) at
    March 31, 1996                    383,033       $  (422)     $39,838       $39,416

                 See Accompanying Notes to Financial Statements

d)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995
 Cash flows from operating activities:
    Net income                                        $   275        $    713
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                       662             578
       Amortization of lease commissions and
        loan costs                                         14               1
       Loss on disposal of property                        61              --
       Change in accounts:
        Restricted cash                                    (4)            (73)
        Other assets                                      139            (186)
        Interest, taxes, accounts payable and
            tenant security deposits                      (74)            517

            Net cash provided by
                operating activities                    1,073           1,550

 Cash flows from investing activities:
    Property improvements and replacements               (368)           (130)
    Deposits to restricted escrows                         (7)             --
    Receipts from restricted escrows                      188              --
    Purchase of investments                                --          (1,749)
    Proceeds from sales of investments                     --           1,704
    Cash received from borrower on foreclosed
       property                                            74              --

            Net cash used in investing activities        (113)           (175)

 Cash flows from financing activities:
    Loan costs paid                                       (27)             --
    Payments on mortgage notes payable                    (45)            (96)
    Distributions to partners                          (4,320)         (1,822)

            Net cash used in financing activities      (4,392)         (1,918)

 Net decrease in cash                                  (3,432)           (543)

 Cash at beginning of period                            9,871           3,642

 Cash at end of period                                $ 6,439         $ 3,099

 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                            $   358         $   248

                 See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                       STATEMENTS OF CASH FLOW (Continued)
                                   (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Acquisition

On February 14, 1996, Consolidated Capital Institutional Properties/3 foreclosed on South City Business Center, the investment property collateralizing the note receivable between Consolidated Capital Institutional Properties/3 and Lincoln South City Business Center Limited Partnership. In connection with this transaction, the following accounts were adjusted by the amounts noted in 1996:


Receipt of cash                           $    74,000
Investment Property                         4,326,000
Note Receivable                            (4,400,000)


e)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1995.

Presentation of Accounts

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of commercial paper with original maturities of more than ninety days, are considered to be held-to-maturity securities.

Note B - Investment Property Acquired

During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 on the note receivable to adjust the note balance to the estimated net realizable value of the collateral. Foreclosure proceedings were completed on February 14, 1996, at which time the Partnership assumed operations at the property. The estimated net realizable value at the time of acquisition was $4,400,000 including cash of $74,000 which the partnership received along with the South City assets of approximately $4,326,000.

Note C - Related Party Transactions

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the three months ended March 31, 1996 and 1995. Fees paid to affiliates of the General Partner for the three months ended March 31, 1996 and 1995, are presented below. These property management fees are included in operating expenses.



                                                     THREE MONTHS ENDED MARCH 31,
 COMPENSATION                                          1996              1995
                                                            (in thousands)
  Property management fees                            $ 161              $ 143


The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The General Partner and its affiliates received reimbursements as noted below:



                                                    THREE MONTHS ENDED MARCH 31,
 REIMBURSEMENTS                                         1996             1995
                                                           (in thousands)
      Reimbursement for services of affiliates        $  87            $  118


On July 1, 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Cash, tenant security deposits and investments, totalling approximately $6,901,000 were greater than the reserve requirement of approximately $3,939,000 million at March 31, 1996.

Note E - Notes Payable

The Partnership had two notes payable, originally maturing in January 1995, which were extended to June 1995. Lamplighter Park Apartments secured approximately $4.6 million, and Tamarac Village secured a third mortgage of approximately $2.5 million. On June 30, 1995, an extension agreement was reached on the indebtedness secured by Lamplighter Park Apartments which extends the maturity of this mortgage debt to June 30, 1997. In December 1995, the third mortgage indebtedness secured by Tamarac Village was re-paid.


Note E - Notes Payable (continued)

The mortgage notes payable are nonrecourse and are secured by pledge of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Beginning March 1, 1996, the lender has the right, upon six months written notice, to call the second mortgage on Tamarac Village.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Partnership's investment properties consist of eight apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Cedar Rim Apartments                               91%          88%
    Renton, Washington

 City Heights Apartments                            96%          86%
    Seattle, Washington

 Corporate Center Office Complex                    96%          97%
    Tampa, Florida

 Hidden Cove by the Lake Apartments                 89%          96%
    Belleville, Michigan

 Lamplighter Park Apartments                        98%          96%
    Belleview, Washington

 Park Capitol Apartments                            99%          95%
    Salt Lake City, Utah

 Sandpiper I & II Apartments                        83%          81%
    St. Petersburg, Florida

 Tamarac Village I, II, III & IV Apartments         89%          92%
    Denver, Colorado

 Williamsburg Manor Apartments                      95%          98%
    Cary, North Carolina

 South City Business Center                         83%           --
    Chula Vista, California

South City Business Center was foreclosed on by the Partnership in February of 1996, therefore, 1995 occupancy information is not applicable.

The General Partner attributes the increases in occupancy at City Heights Apartments to a stronger employment market in the area and to water damage to six units which resulted in move-outs in 1995. The damage was caused by a poor drainage system between the buildings. After repairs were made, the occupancy has increased. The increase in occupancy at Park Capitol Apartments is attributed to increased economic growth in the area. The decrease in occupancy at Tamarac Village I, II, III and IV Apartments is due primarily to increased home purchases. The General Partner attributes the decrease at Hidden Cove by the Lake Apartments to management's effort to increase resident qualification standards in order to reduce unit damages and delinquencies.

The Partnership's net income for the three months ended March 31, 1996, was $275,000 compared to $713,000 for the corresponding period of 1995. The decrease in net income is primarily attributable to the increase in operating, depreciation, amortization and interest expenses. The increases in operating, depreciation and amortization expenses are due in part to the acquisition of South City Business Center through foreclosure of a note receivable between Consolidated Capital Institutional Properties/3 and Lincoln South City Business Center Limited Partnership in February of 1996. The increase in operating expenses was also impacted by increased repair and maintenance expenditures in efforts to increase the curb appeal of several of the Partnership's properties. Depreciation and amortization expenses increased due to an increase in the depreciable asset base at several of the Partnership's properties from capital additions of approximately $1,401,000 in 1995. The increase in interest expense is due primarily to the net increase in the debt balance of approximately $6 million as a result of the refinancing of Williamsburg Manor, Park Capitol and Sandpiper I and II, partially offset by the debt retirement of the third mortgage secured by Tamarac Village in December of 1995. Also contributing to the lower net income is the decrease in other income due to the absence of interest income from the note receivable in 1996. In addition, general and administrative expense decreased due to lower expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition period in 1995.

During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 on the note receivable to adjust the note balance to the estimated net realizable value of the collateral. Foreclosure proceedings were completed on February 14, 1996, at which time the Partnership assumed operations of the property. The estimated net realizable value at the time of acquisition was $4,400,000 including cash of $74,000 which the partnership received along with the South City assets of approximately $4,326,000.

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

At March 31, 1996, the Partnership held unrestricted cash of approximately $6,439,000 compared to approximately $3,099,000 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of the increased operating expenses discussed above. Net cash used in investing activities decreased due to greater property improvements and replacements during the first quarter of 1996. Net cash used in financing activities increased due to greater distributions to partners during the first three months of 1996 compared to 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The notes payable of approximately $17,951,000 have maturity dates ranging from 1997 to 2007, at which time the individual properties will be refinanced or sold. The mortgage notes payable are nonrecourse and are secured by pledges of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Beginning March 1, 1996, the lender has the right, upon six months written notice, to call the second mortgage on Tamarac Village. Distributions of approximately $4,320,000 and $1,822,000 were made to the partners during the three months ended March 31, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.


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



                                   CONSOLIDATED CAPITAL INSTITUTIONAL
                                   PROPERTIES/3

                                   By: CONCAP EQUITIES, INC.
                                       General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Vice President/CAO



                                   Date: May 14, 1996