Form 10-Q
period 1996-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1996-08-12
CIK 768890

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

                  For the quarterly period ended June 30, 1996

                                       or

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

                                  BALANCE SHEET
                        (in thousands, except unit data)


                                                         June 30,      December 31,
                                                           1996            1995
                                                       (Unaudited)       (Note)
 Assets
   Cash:
       Unrestricted                                      $  7,185       $  9,871
       Restricted - tenant security deposits                  354            349
    Note receivable                                            --          4,400
    Investments                                               109            109
    Restricted escrows                                        901          1,188
    Other assets                                            1,071          1,069
    Investment properties:
       Land                                                12,345         10,365
       Building and related personal property              48,380         45,470
                                                           60,725         55,835
       Less accumulated depreciation                      (11,268)        (9,958)
                                                           49,457         45,877
                                                         $ 59,077       $ 62,863

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Mortgage notes payable and accrued interest          $ 17,965       $ 18,029
    Accounts payable and accrued expenses                     599            857
    Tenant security deposits                                  350            339
    Accrued taxes                                             320            177
                                                           19,234         19,402
 Partners' Capital (Deficit)
    General partner                                          (418)          (407)
    Limited partners (383,033 units outstanding)           40,261         43,868
                                                           39,843         43,461
                                                         $ 59,077       $ 62,863


Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements
</table.


b)               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                        Three Months Ended        Six Months Ended
                                             June 30,                  June 30,
                                        1996          1995         1996         1995
 Revenues:
    Rental income                     $ 3,109      $  2,713      $ 6,232     $  5,571
    Interest and other income             329           565          450          780
          Total revenues                3,438         3,278        6,682        6,351

 Expenses:
    Operating                           1,815         1,560        3,591        2,818
    General and administrative            161           196          321          434
    Depreciation                          672           643        1,336        1,217
    Interest                              363           330          732          620
    Write-down of note receivable          --         1,755           --        1,755
          Total expenses                3,011         4,484        5,980        6,844

          Net income (loss)           $   427      $ (1,206)     $   702     $   (493)

 Net income (loss) allocated
    to general partners (1%)          $     4      $    (12)     $     7     $     (5)

 Net income (loss) allocated
    to limited partners (99%)             423        (1,194)         695         (488)
                                      $   427      $ (1,206)     $   702     $   (493)

 Net income (loss) per limited
    partnership unit                  $  1.10      $  (3.12)     $  1.81     $  (1.28)

                  See Accompanying Notes to Financial Statements


c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)
                         (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                       Units        Partner      Partners       Total
 Original capital contributions       383,033       $     1      $95,758       $95,759

 Partners' capital (deficit) at
    December 31, 1994                 383,033       $  (355)     $49,084       $48,729

 Distributions to partners                 --           (18)      (1,804)       (1,822)

 Net income for the six months
    ended June 30, 1995                    --            (5)        (488)         (493)

 Partners' capital (deficit) at
    June 30, 1995                     383,033       $  (378)     $46,792       $46,414

 Partners' capital (deficit)
    at December 31, 1995              383,033       $  (407)     $43,868       $43,461

 Distributions to partners                 --           (18)      (4,302)       (4,320)

 Net income for the six months
    ended June 30, 1996                    --             7          695           702

 Partners' capital (deficit) at
    June 30, 1996                     383,033       $  (418)     $40,261       $39,843

                  See Accompanying Notes to Financial Statements

d)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  (in thousands)

                                                         Six Months Ended
                                                              June 30,
                                                        1996            1995
 Cash flows from operating activities:
    Net income (loss)                                 $   702        $   (493)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                     1,336           1,217
       Amortization of lease commissions and
        loan costs                                         28              29
       Write-down of note receivable                       --           1,755
       Loss on disposal of property                        61              --
       Change in accounts:
        Restricted cash                                    (5)           (231)
        Other assets                                       56            (140)
        Interest, taxes, accounts payable and
            tenant security deposits                      (75)            686

            Net cash provided by
                operating activities                    2,103           2,823

 Cash flows from investing activities:
    Property improvements and replacements               (651)           (323)
    Deposits to restricted escrows                        (12)             --
    Receipts from restricted escrows                      299              --
    Purchase of investments                                --          (6,852)
    Proceeds from sales of investments                     --           6,254
    Cash received from borrower on foreclosed
       property                                            74              --

            Net cash used in investing activities        (290)           (921)

 Cash flows from financing activities:
    Loan costs paid                                       (86)             --
    Payments on mortgage notes payable                    (93)           (213)
    Distributions to partners                          (4,320)         (1,822)

            Net cash used in financing activities      (4,499)         (2,035)

 Net decrease in cash                                  (2,686)           (133)

 Cash at beginning of period                            9,871           3,642

 Cash at end of period                                $ 7,185        $  3,509

 Supplemental disclosure of cash
    flow information:

    Cash paid for interest                            $   683        $    553


                  See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                        STATEMENTS OF CASH FLOW (Continued)
                                    (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Acquisition

On February 14, 1996, the Partnership foreclosed on South City Business Center, the investment property collateralizing the note receivable between the Partnership and Lincoln South City Business Center Limited Partnership. In connection with this transaction, the following accounts were adjusted by the amounts noted in 1996:


Receipt of cash                           $    74,000
Investment properties                       4,326,000
Note receivable                            (4,400,000)


No gain or loss was recorded upon the foreclosure due to the carrying value of the note receivable being adjusted to the value of the underlying collateral during 1995.

e)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (ConCap Equities, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1995.

Presentation of Accounts

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of commercial paper with original maturities of more than ninety days are considered to be held-to-maturity securities.

Note B - Investment Property Acquired

During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 on the note receivable to adjust the note balance to the estimated net realizable value of the collateral. Foreclosure proceedings were completed on February 14, 1996, at which time the Partnership assumed operations at the property. The estimated net realizable value of the collateral at the time of acquisition was $4,400,000 including cash of $74,000 which the partnership received along with the South City assets of approximately $4,326,000.

Note C - Related Party Transactions

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the six months ended June 30, 1996 and 1995. Fees paid to affiliates of the General Partner for each of the six months ended June 30, 1996 and 1995, are presented below. These property management fees are included in operating expenses.


                                                      SIX MONTHS ENDED JUNE 30,
 COMPENSATION                                         1996               1995
                                                           (in thousands)
  Property management fees                           $321                $279




The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as noted below:

                                                      SIX MONTHS ENDED JUNE 30,
 REIMBURSEMENTS                                       1996                1995
                                                           (in thousands)
      Reimbursement for services of affiliates       $ 182               $  266


Additionally, the Partnership paid $23,000 and $11,000 during the six months ended June 30,1996 and 1995, respectively, to an affilate of the General Partner for lease comissions related to new leases of the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases.

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


Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Cash, tenant security deposits and investments, totalling approximately $7.6 million were greater than the reserve requirement of approximately $3.9 million at June 30, 1996.

Note E - Notes Payable

The Partnership had two notes payable, originally maturing in January 1995, which were extended to June 1995. Lamplighter Park Apartments secured a first mortgage of approximately $4.6 million, and Tamarac Village secured a third mortgage of approximately $2.5 million. On June 30, 1995, an extension agreement was reached on the indebtedness secured by Lamplighter Park Apartments which extends the maturity of this mortgage debt to June 30, 1997. In December 1995, the third mortgage indebtedness secured by Tamarac Village was satisfied.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Beginning March 1, 1996, the lender has the right, upon six months written notice, to call the second mortgage on Tamarac Village. The lender has thus far expressed no intent to call the mortgage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Partnership's investment properties consist of eight apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Cedar Rim Apartments                               92%          87%
    Renton, Washington

 City Heights Apartments                            96%          83%
    Seattle, Washington

 Corporate Center Office Complex                    94%          98%
    Tampa, Florida

 Hidden Cove by the Lake Apartments                 92%          96%
    Belleville, Michigan

 Lamplighter Park Apartments                        98%          94%
    Belleview, Washington

 Park Capitol Apartments                            98%          95%
    Salt Lake City, Utah

 Sandpiper I & II Apartments                        87%          86%
    St. Petersburg, Florida

 Tamarac Village I, II, III & IV Apartments         92%          91%
    Denver, Colorado

 Williamsburg Manor Apartments                      95%          97%
    Cary, North Carolina

 South City Business Center                         86%          (1)
    Chula Vista, California

(1) The South City Business Center was foreclosed on by the Partnership in February of 1996. The 1995 occupancy information is not available.

The General Partner attributes the increase in occupancy at Cedar Rim to
property improvements and increased leasing efforts.   The increase in
occupancy at City Heights Apartments is attributed to a stronger employment market in the area and to water damage to six units which negatively impacted 1995 occupancy levels. The damage was caused by a poor drainage system between the buildings. Subsequent to repairs being made, the occupancy has increased. Lamplighter Park's increased occupancy is due to a growing local economy as well as exterior renovations to the property. The increase in occupancy at Park Capitol Apartments is attributed to increased economic growth in the area. The occupancy decrease at Corporate Center is due to the move-out of a tenant who had leased 4,800 square feet. The occupancy decrease at Hidden Cove resulted from management's effort to increase resident qualification standards in order to reduce unit damages and delinquencies and is expected to be temporary.

The Partnership's net income for the six months ended June 30, 1996, was $702,000 compared to a net loss of $493,000 for the six months ended June 30, 1995. The Partnership realized net income of $427,000 for the three months ended June 30, 1996, compared to a net loss of $1,206,000 for the corresponding period of 1995. The increase in net income for both the three and six month periods ended June 30, 1996, is primarily attributable to the write-down recorded in 1995 on the note receivable between the Partnership and Lincoln
South City Business Center Limited Partnership.   This note receivable was
subsequently foreclosed on in February 1996. In addition, rental income increased due to improved occupancy and increased rental rates at several properties. General and administrative expenses decreased due to lower expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first quarter of 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year end reporting function including the financial reporting and K-1 preparation and distribution. Offsetting these changes were increases in operating, depreciation and amortization expenses, which are due in part to the acquisition of South City Business Center. The increase in operating expenses was also impacted by increased repair and maintenance expenditures resulting from efforts to increase the curb appeal of several of the Partnership's properties. Depreciation and amortization expenses increased due to an increase in the depreciable asset base at several of the Partnership's properties from capital additions of approximately $1,401,000 in 1995. Also contributing to the reduced net income is a decrease in other income resulting from no interest income being recognized on the South City note receivable in 1996 while $275,000 of interest income was collected in 1995. The increase in interest expense is due primarily to debt balances increasing approximately $6,000,000 as a result of the refinancing of Williamsburg Manor, Park Capitol and Sandpiper I and II, partially offset by the retirement of the third mortgage secured by Tamarac Village in December 1995.

During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 on the note receivable to adjust the note balance to the estimated net realizable value of the collateral. Foreclosure proceedings were completed on February 14, 1996, at which time the Partnership assumed operations of the property. The estimated net realizable value of the collateral at the time of acquisition was $4,400,000 including cash of $74,000 which the partnership received along with the South City assets of approximately $4,326,000.

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

At June 30, 1996, the Partnership held unrestricted cash of approximately $7,185,000 compared to approximately $3,509,000 at June 30, 1995. Net cash provided by operations decreased primarily due to increased operating expenses, interest payments and reduced interest income mitigated by higher rental revenue collections and lower general and administrative expenses. Net cash used in investing activities decreased due to fewer purchases of long-term investments as the partnership moved to invest in primarily short-term cash equivalents during 1996. Net cash used in financing activities increased due to greater distributions to partners during the first six months of 1996 compared to 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Notes payable of approximately $17,965,000 (including accrued interest) have maturity dates ranging from 1997 to 2007, at which time the individual properties will be refinanced or sold. The mortgage notes payable are nonrecourse and are secured by pledges of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Beginning March 1, 1996, the lender has the right, upon six months written notice, to call the second mortgage on Tamarac Village. The lender has thus far expressed no intent to call the mortgage. Distributions of approximately $4,320,000 and $1,822,000 were made to the partners during the six months ended June 30, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations or property sales, if any, and the availability of cash reserves.

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



                                   Date: August 12, 1996