Form 10-Q
period 1996-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1996-11-06
CIK 768890

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

              For the quarterly period ended September 30, 1996

                                      or

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

                                BALANCE SHEET
                       (in thousands, except unit data)

                                                       September 30,   December 31,
                                                          1996            1995
                                                       (Unaudited)       (Note)
Assets
  Cash:
     Unrestricted                                       $  4,398        $  9,871
     Restricted - tenant security deposits                   348             349
  Note receivable                                             --           4,400
  Investments                                                109             109
  Restricted escrows                                         912           1,188
  Other assets                                             1,353           1,069
  Investment properties:
     Land                                                 12,371          10,365
     Building and related personal property               48,752          45,470
                                                          61,123          55,835
     Less accumulated depreciation                       (11,945)         (9,958)
                                                          49,178          45,877
                                                        $ 56,298        $ 62,863

Liabilities and Partners' Capital (Deficit)
Liabilities
  Mortgage notes payable and accrued interest           $ 17,919        $ 18,029
  Accounts payable and accrued expenses                      592             857
  Tenant security deposits                                   428             339
  Accrued taxes                                              484             177
                                                          19,423          19,402
Partners' Capital (Deficit)
  General partner                                           (448)           (407)
  Limited partners (383,033 units outstanding)            37,323          43,868
                                                          36,875          43,461
                                                        $ 56,298        $ 62,863

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See Accompanying Notes to Financial Statements


b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                       Three Months Ended        Nine Months Ended
                                          September 30,           September 30,
                                       1996          1995       1996          1995
Revenues:
  Rental income                      $ 3,336      $  2,910    $ 9,456      $  8,410
  Interest and other income              240           262        690         1,042
       Total revenues                  3,576         3,172     10,146         9,452
Expenses:
  Operating                            2,357         1,694      5,836         4,441
  General and administrative             131           199        452           633
  Depreciation                           692           631      2,028         1,848
  Interest                               366           280      1,098           900
  Write-down of note receivable           --            --         --         1,755
       Total expenses                  3,546         2,804      9,414         9,577

       Net income (loss)             $    30      $    368    $   732      $   (125)

Net income (loss) allocated
  to general partners (1%)           $    --      $      4    $     7      $     (1)
Net income (loss) allocated
  to limited partners (99%)               30           364        725          (124)
                                     $    30      $    368    $   732      $   (125)
Net income (loss) per limited
partnership unit                     $   .08      $    .96    $  1.89      $   (.32)

                   See Accompanying Notes to Financial Statements

c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)

                          (in thousands, except unit data)

                                      Limited
                                    Partnership  General      Limited
                                       Units     Partner      Partners      Total
Original capital contributions        383,033    $     1      $95,758      $95,759

Partners' capital (deficit) at
  December 31, 1994                   383,033    $  (355)     $49,084      $48,729

Distributions to partners                  --        (36)      (3,608)      (3,644)

Net loss for the nine months
  ended September 30, 1995                 --         (1)        (124)        (125)

Partners' capital (deficit) at
  September 30, 1995                  383,033    $  (392)     $45,352      $44,960



Partners' capital (deficit)
  at December 31, 1995               383,033    $  (407)      $43,868      $43,461

Distributions to partners                 --        (48)       (7,270)      (7,318)

Net income for the nine months
  ended September 30, 1996                --          7           725          732

Partners' capital (deficit) at
  September 30, 1996                 383,033    $  (448)      $37,323      $36,875

                   See Accompanying Notes to Financial Statements

d)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)
                                                          Nine Months Ended
                                                            September 30,
                                                           1996        1995
Cash flows from operating activities:
  Net income (loss)                                     $   732    $   (125)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                          2,028       1,848
    Amortization of lease commissions and
      loan costs                                             41          31
    Write-down of note receivable                            --       1,755
    Loss on disposal of property                            102          --
    Interest reduction on note receivable                    --          46
    Change in accounts:
      Restricted cash                                         1        (230)
      Other assets                                         (203)       (322)
      Interest, taxes, accounts payable and
         tenant security deposits                            88         687

         Net cash provided by
            operating activities                          2,789       3,690

Cash flows from investing activities:
  Property improvements and replacements                 (1,048)       (634)
  Deposits to restricted escrows                            (24)         --
  Receipts from restricted escrows                          300          --
  Purchase of investments                                    --     (11,251)
  Proceeds from sales of investments                         --      13,921
  Cash received from borrower on foreclosed
    property                                                 74          --

         Net cash (used in) provided by
              investing activities                         (698)      2,036

Cash flows from financing activities:
  Loan costs paid                                          (107)         --
  Payments on mortgage notes payable                       (139)       (593)
  Distributions to partners                              (7,318)     (3,644)

         Net cash used in financing activities           (7,564)     (4,237)

Net (decrease) increase in cash                          (5,473)      1,489

Cash at beginning of period                               9,871       3,642

Cash at end of period                                   $ 4,398    $  5,131

Supplemental disclosure of cash
  flow information:
  Cash paid for interest                                $ 1,039    $    832

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

                        STATEMENTS OF CASH FLOW (Continued)
                                    (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Acquisition

On February 14, 1996, the Partnership foreclosed on South City Business Center, the investment property collateralizing the note receivable between the Partnership and Lincoln South City Business Center Limited Partnership. In connection with this transaction, the following accounts were adjusted by the amounts noted in 1996:

Receipt of cash                           $    74,000
Accounts receivable                            15,000
Security deposit liability                    (72,000)
Investment properties                       4,383,000
Note receivable                            (4,400,000)

No gain or loss was recorded upon the foreclosure due to the carrying value of the note receivable being adjusted to the value of the underlying collateral during 1995.

e)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (ConCap Equities, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1995.

Presentation of Accounts

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of commercial paper with original maturities of more than ninety days are considered to be held-to-maturity securities.

NOTE B - INVESTMENT PROPERTY ACQUIRED

During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 on the note receivable to adjust the note balance to the estimated net realizable value of the collateral. Foreclosure proceedings were completed on February 14, 1996, at which time the Partnership assumed operations at the property. The estimated net realizable value of the collateral at the time of acquisition was $4,400,000 including cash of $74,000, accounts receivable of $15,000, a security deposit liability of $72,000 which the partnership assumed along with the South City investment property of approximately $4,383,000.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the nine months ended September 30, 1996 and 1995. In late December 1994, an affiliate of the General Partner assumed day-to-day property management responsibilities for all of the Partnership's properties. Property management fees of approximately $484,000 and $436,000 were paid to affiliates of the General Partner for the nine months ended September 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $296,000 and $344,000 were paid to the General Partner and affiliates for the nine months ended September 30, 1996 and 1995, respectively. Additionally, the Partnership paid $29,000 and $11,000 during the nine months ended September 30, 1996 and 1995, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial property. These lease commissions are included in other assets and amortized over the term of the respective leases.

In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Cash, tenant security deposits and investments, totalling approximately $4.9 million were greater than the reserve requirement of approximately $3.9 million at September 30, 1996.


NOTE E - NOTES PAYABLE

In December 1995, three of the Partnership's investment properties, Williamsburg Manor, Park Capital, and Sandpiper I and II, obtained refinancing. Total proceeds from the refinancing totalled $10,825,000. This debt accrues interest at a rate of 6.95% per year, and matures on December 1, 2005, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are due.

The Partnership had two notes payable, originally maturing in January 1995, which were extended to June 1995. Lamplighter Park Apartments secured a first mortgage of approximately $4.6 million and Tamarac Village secured a third mortgage of approximately $2.5 million. On June 30, 1995, an extension agreement was reached on the indebtedness secured by Lamplighter Park Apartments which extended the maturity of this mortgage debt to June 30, 1997. In December 1995, the third mortgage indebtedness secured by Tamarac Village was paid in full.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of eight apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
  Property                                        1996        1995

  Cedar Rim Apartments                             93%         88%
    Renton, Washington

  City Heights Apartments                          95%         83%
    Seattle, Washington

  Corporate Center Office Complex                  94%         99%
    Tampa, Florida

  Hidden Cove by the Lake Apartments               93%         96%
    Belleville, Michigan

  Lamplighter Park Apartments                      97%         94%
    Belleview, Washington

  Park Capitol Apartments                          98%         96%
    Salt Lake City, Utah

  Sandpiper I & II Apartments                      89%         87%
    St. Petersburg, Florida

  Tamarac Village I, II, III & IV Apartments       94%         89%
    Denver, Colorado

  Williamsburg Manor Apartments                    94%         97%
    Cary, North Carolina

  South City Business Center                       86%         (1)
    Chula Vista, California

(1) The South City Business Center was foreclosed on by the Partnership in February of 1996. The 1995 occupancy information is not available.

The General Partner attributes the increase in occupancy at Cedar Rim to property improvements and increased leasing efforts combined with a strong local economy. The increase in occupancy at City Heights Apartments is attributed to a stronger employment market in the area and to water damage to six units which negatively impacted 1995 occupancy levels. Lamplighter Park's increased occupancy is due to an improving local economy as well as exterior renovations to the property. The increase in occupancy at Tamarac Apartments is attributed to property renovations. The occupancy decrease at Corporate Center is due to the move-out of a tenant who had leased 4,800 square feet. The occupancy decrease at Hidden Cove resulted from management's effort to increase resident qualification standards in order to reduce unit damages and delinquencies. This decrease is expected to be temporary.

The Partnership's net income for the nine months ended September 30, 1996, was $732,000 compared to a net loss of $125,000 for the nine months ended September 30, 1995. The Partnership realized net income of $30,000 for the three months ended September 30, 1996, compared to net income of $368,000 for the corresponding period of 1995. The increase in net income for the nine month period ended September 30, 1996, is primarily attributable to the write-down recorded in 1995 on the note receivable between the Partnership and Lincoln South City Business Center Limited Partnership. This note receivable was subsequently foreclosed on in February 1996. In addition, rental income increased due to improved occupancy and increased rental rates at several properties. General and administrative expenses decreased due to lower expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first quarter of 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year end reporting function including the financial reporting and K-1 preparation and distribution. Offsetting these changes were increases in operating and depreciation expenses, which are due in part to the acquisition of South City Business Center. The increase in operating expenses was also impacted by increased repair and maintenance expenditures resulting from efforts to increase the curb appeal of several of the Partnership's properties. Depreciation expense increased due to an increase in the depreciable asset base at several of the Partnership's properties from capital additions of approximately $1,401,000 during 1995. The decrease in other income resulted primarily from no interest income being recognized on the South City note receivable in 1996 while $275,000 of interest income was collected in 1995. The increase in interest expense is due primarily to debt balances increasing approximately $6,000,000 as a result of the refinancing of Williamsburg Manor, Park Capitol and Sandpiper I and II, partially offset by the retirement of the third mortgage secured by Tamarac Village in December 1995.

During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 on the note receivable to adjust the note balance to the estimated net realizable value of the collateral. Foreclosure proceedings were completed on February 14, 1996, at which time the Partnership assumed operations of the property. The estimated net realizable value of the collateral at the time of acquisition was $4,400,000, including cash of $74,000, accounts receivable of $15,000, an unfunded security deposit liability of $72,000 which the Partnership assumed, along with the South City investment property of approximately $4,383,000.

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

At September 30, 1996, the Partnership held unrestricted cash of approximately $4,398,000 compared to approximately $5,131,000 at September 30, 1995. Net cash provided by operations decreased primarily due to increased operating expenses, interest payments and reduced interest income mitigated by higher rental revenue collections and lower general and administrative expenses. Net cash used in investing activities increased due to fewer maturities of long-term investments as the partnership invested in primarily short-term cash equivalents during 1996, as well as increased property improvements and replacements in 1996. Net cash used in financing activities increased due to increased distributions to partners during the first nine months of 1996 compared to 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Notes payable of approximately $17,919,000 (including accrued interest) have maturity dates ranging from 1997 to 2007, at which time the individual properties will be refinanced or sold. The mortgage notes payable are nonrecourse and are secured by pledges of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Beginning March 1, 1996, the lender has the right, upon six months written notice, to call the second mortgage on Tamarac Village. The lender has thus far expressed no intent to call the mortgage. Distributions of approximately $7,318,000 and $3,644,000 were made to the partners during the nine months ended September 30, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations or property sales, if any, and the availability of cash reserves.

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


                             Date:  November 6, 1996