Form 10-K
period 1996-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1997-03-28
CIK 768890

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

342,429 of the partnership's 383,033 Limited Partnership Units ("Units") are held by non-affiliates. The aggregate market value of Units held by non-affiliates is not determinable since there is no public trading market for Units and transfers of Units are subject to certain restrictions.

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

Through December 31, 1994, the Partnership had made twelve (12) specific loans against a Master Loan agreement and advanced a total of $67.3 million. EP/3 used $17.3 million of the loaned funds to purchase two (2) apartment complexes and one (1) office building. EP/4 used $34.7 million of the loaned funds to purchase four (4) apartment complexes and one (1) office building, which was subsequently sold in 1989. EP/5 used $15.3 million of the loaned funds to purchase two (2) apartment complexes and two (2) office buildings. Through a series of transactions, the partnership has acquired all of EP/3, EP/4 and EP/5's properties in full settlement of their liability under the Master Loan. For a brief description of the properties owned by the partnership refer to Item 2 - Description of Properties.

As of December 31, 1996, the Partnership's working capital reserves are greater than 5% of Net Invested Capital as required by the Partnership Agreement. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of Partnership liquidity and capital resources. Also, see "Item 8 - Financial Statements and Supplementary Data," for the amounts of revenue and operating profit or loss generated by the Partnership's operations for its last three years.

Prior to 1989, the Partnership had loaned $17.3 million to EP/3, $34.7 million to EP/4 and $15.3 million to EP/5, subject to non-recourse notes with participation interests (collectively referred to as the "Master Loan"), pursuant to a Master Loan Agreement dated February 26, 1986, between the Partnership and EP/3, EP/4 and EP/5. The Partnership secured the Master Loan with deeds of trust or mortgages on real properties and by the assignment and pledge of promissory notes from the partners of EP/3, EP/4 ad EP/5. In November 1994, the Partnership entered into an agreement with EP/3 whereby one property was deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were instituted by the Partnership on the other asset which collateralized the Master Loan. The Partnership assumed a note payable of approximately $1.2 million in exchange for full settlement of EP/3's liability under the Master Loan. During 1992, the Partnership foreclosed on the last remaining EP/4 apartment complex in full settlement of EP/4's liability under the Master Loan. Previously, the Partnership foreclosed on three of EP/4's apartment complexes and EP/4's interest in one note receivable secured by the office building sold in 1989, and acquired EP/5's two apartment complexes and two office buildings through a transfer of ownership in full settlement of EP/5's liability under the Master Loan.

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

In November 1994, the Partnership entered into a settlement with EP/3 whereby the Williamsburg Manor Apartments were deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I and II Apartments, the remaining properties collateralizing the Master Loan. The Partnership also assumed a note payable of approximately $1.2 million in exchange for full settlement of EP/3's liability for the Master Loan and recognized a net loss of approximately $413,000 on the settlement of the Master Loan at December 31, 1994.

As a result of the fact that: (1) EP/3 had no equity in the Sandpiper I & II Apartments, considering the then estimated fair value of the property; (2) proceeds for repayment of the portion of the Master Loan collateralized by the Sandpiper I & II Apartments were expected to come only from the operations or sale of the property; and (3) EP/3 effectively abandoned control of the Sandpiper I & II Apartments when EP/3 and the Partnership executed the settlement agreement in November 1994, whereby EP/3 agreed to transfer to the Partnership the full and unrestricted right to possession, management, and control of the property and not to contest, hinder or delay a judicial foreclosure action initiated by the Partnership, CCIP/3 deemed the Sandpiper I & II Apartments in-substance foreclosed at November 30, 1994. Accordingly, the net Master Loan receivable collateralized by the Sandpiper I & II Apartments is presented as "Net real estate assets of property in-substance foreclosed" in the accompanying financial statements for 1994. Foreclosure proceedings were initiated in 1994 and completed in 1995. As a result of the transactions described above, the Master Loan was settled in full during 1994.
At December 31, 1996, the Partnership owned eight apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, one office building located in Florida and one shopping center in California, which range in age from 10 to 27 years old. These properties are hereinafter referred to as the "Partnership Properties".

The Partnership had two notes payable that matured in January 1995, which were extended to June 1995. The Lamplighter Park Apartments, located in Bellevue, Washington, secured approximately $4.6 million of first mortgage debt that matured in June of 1995. On June 30, 1995, an extension agreement was reached which extended the maturity of this mortgage debt to June 30, 1997. The Tamarac Village Apartments, located in Denver, Colorado, secured approximately $2.8 million of mortgage debt that matured in June of 1995. This indebtedness was paid in full in December of 1995. These two property's debt were refinanced in November of 1996, along with three other of the Partnership's investment properties (see "Note F" of the Notes to Financial Statements for details of this refinancing).

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.
All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity. Additionally, a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 7." of this Form 10-K.

The Registrant has no employees. Management and administrative services are performed by ConCap Equities, Inc., the General Partner, and by affiliates of Insignia.

The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's property is subject to competition from similar properties in the vicinity in which the property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to
engage in businesses which may be       competitive with the Registrant.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The following table sets forth the Registrant's investment in properties:


                               Date of
Property                       Purchase        Type of Ownership          Use
Cedar Rim                       4/12/91       Fee ownership subject     Apartment
 Renton, Washington                           to first mortgage.        104 units

City Heights                    4/13/90       Fee ownership subject     Apartment
 Seattle, Washington                          to first mortgage.        105 units

Corporate Center                4/13/90       Fee ownership.            Commercial
 Tampa, Florida                                                         107,670 s.f.

Hidden Cove by the Lake         3/23/90       Fee ownership subject     Apartment
 Belleville, Michigan                         to first mortgage.        120 units

Lamplighter Park                4/12/91       Fee ownership subject     Apartment
 Bellevue, Washington                         to first mortgage.        174 units

Park Capitol                    4/13/90       Fee ownership subject     Apartment
 Salt Lake City, Utah                         to first mortgage.        135 units

Tamarac Village                 6/10/92       Fee ownership subject     Apartment
 I,II,III,IV                                  to first mortgage.        564 units
 Denver, Colorado

Williamsburg Manor             11/30/94       Fee ownership subject     Apartment
 Cary, North Carolina                         to first mortgage.        183 units

Sandpiper I & II               11/30/94       Fee ownership subject     Apartment
 St. Petersburg, Florida                      to first mortgage.        276 units

South City Business Center     2/14/96        Fee ownership.            Commercial
 Chula Vista, California                   .                            165,687 s.f.

SCHEDULE OF PROPERTY:
(dollar amounts in thousands)


                             Gross
                            Carrying  Accumulated                          Federal
Property                     Value    Depreciation    Rate      Method    Tax Basis
Cedar Rim                  $ 4,706       $1,428      3-20 yrs      S/L   $ 4,846
City Heights                 4,806        1,480      3-20 yrs      S/L     4,843
Corporate Center             3,424        1,254      5-20 yrs      S/L     3,810
Hidden Cove                  5,314        1,925      3-20 yrs      S/L     4,335
Lamplighter Park             7,818        1,699      3-20 yrs      S/L     6,892
Park Capitol                 2,859        1,041      5-20 yrs      S/L     2,351
Tamarac Village             14,122        2,591      5-20 yrs      S/L    12,321
Williamsburg Manor           6,756          522      5-22 yrs      S/L     6,329
Sandpiper I & II             7,634          586      5-22 yrs      S/L     7,156
South City                   4,382          108     14-25 yrs      S/L     4,330

                           $61,821      $12,634

See "Note A" of the Notes to Financial Statements included in "Item 8." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                       Principal                           Principal
                      Balance At      Stated                Balance
                     December 31,    Interest   Maturity     Due At
Property                 1996          Rate        Date    Maturity

Lamplighter Park      $ 3,500         7.33%     11/01/03    $3,500
Park Capitol            2,725         6.95%     12/01/05     2,725
Tamarac Village         9,400         7.33%     11/01/03     9,400
Williamsburg Manor      4,150         6.95%     12/01/05     4,150
Sandpiper I & II        3,950         6.95%     12/01/05     3,950
Cedar Rim               2,000         7.33%     11/01/03     2,000
City Heights            2,600         7.33%     11/01/03     2,600
Hidden Cove             2,200         7.33%     11/01/03     2,200
                      $30,525

Accrued interest          183
                      $30,708


The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:
(dollar amounts in thousands)


                              Average Annual               Average Annual
                               Rental Rates                   Occupancy
Property                     1996          1995           1996         1995

Cedar Rim               $8,837/unit    $8,512/unit        94%           89%
City Heights             9,591/unit     9,430/unit        96%           85%
Corporate Center         5.68/sq.ft.    5.42/sq.ft.       94%           99%
Hidden Cove              8,258/unit     7,716/unit        94%           95%
Lamplighter Park         7,925/unit     7,639/unit        96%           95%
Park Capitol             7,276/unit     7,007/unit        98%           96%
Tamarac Village          6,659/unit     6,332/unit        94%           86%
Williamsburg Manor       8,200/unit     7,900/unit        95%           96%
Sandpiper I & II         6,736/unit     6,873/unit        91%           87%
South City               5.38/sq.ft.        (1)           88%           (1)

(1) The South City Business Center was foreclosed on by the Partnership in February of 1996. Rental rate and occupancy information for 1995 are not available.

The General Partner attributes the increase in occupancy at Cedar Rim to property improvements and increased leasing efforts combined with a strong local economy. The increase in occupancy at City Heights Apartments is attributed to a stronger employment market in the area and to water damage to six units which negatively impacted 1995 occupancy levels. The increase in occupancy at Tamarac Apartments is attributed to property improvements and increased leasing efforts combined with a strong local economy. The occupancy increase at Sandpiper I & II is due to interior renovations and increased leasing incentive programs. The occupancy decrease at Corporate Center is due to the move-out of a tenant who had leased 4,800 square feet.

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

The following is a schedule of lease expirations for the years 1997 - 2006:


Corporate           Number of                                       % of Gross
 Center            Expirations       Square Feet      Annual Rent   Annual Rent
                                                    (in thousands)

1997                    2               4,740         $  26               4.7%
1998                    9              38,340           211              37.9%
1999                    7              29,920           169              30.2%
2000                    5              15,950            90              16.2%
2001                    1               4,800            30               5.4%
2002 - 2006             0                   0             0                 0

South City
1997                   28               48,052        $ 289             35.1%
1998                    6                8,202           61              7.4%
1999                    9               20,174          155             18.8%
2000                    2               10,085           55              6.7%
2001                    2                3,467           27              3.2%
2002 - 2006             0                    0            0                0

No tenant at South City occupies 10% or more of the leasable sq. feet at South City.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for Corporate Center:


          Nature of     Square Footage     Annual Rent       Lease
          Business         Leased          Per Sq. Ft.      Expiration

        Retailer           12,000            $5.15          10/31/98
        Soil Testing       11,940             4.82          02/28/99



SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)


                                   1996          1996
                                  Taxes          Rate

Cedar Rim                         $ 68          1.42%
City Heights                        75          1.31%
Corporate Center                    57          2.56%
Hidden Cove                         64          4.58%
Lamplighter Park                    80          1.24%
Park Capitol                        41          1.55%
Tamarac Village                    155          8.12%
Williamsburg Manor                  75          1.21%
Sandpiper I & II                   178          2.46%
South City                          73          1.16%


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 1996, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.



                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
       MATTERS

As of December 31, 1996, the number of holders of record of Limited Partnership Units was 18,875. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. The Partnership made distributions of cash generated from operations of approximately $4,821,000 and $3,644,000 and $3,530,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Partnership also made a distribution of cash from surplus funds of approximately $2,457,000 for the year ended December 31, 1996. Calculations are based upon the weighted average number of Units outstanding. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves.
ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."

                                                 FOR THE YEARS ENDED DECEMBER 31,

STATEMENTS OF OPERATIONS                    1996     1995      1994     1993     1992
                                           (in thousands, except per unit data)
Revenues                                 $ 13,881 $ 12,569  $ 10,704 $ 10,441 $  8,306
Costs and expenses                        (12,728) (14,175)  (10,819) (11,381)  (6,801)
Income (loss) from operations               1,153   (1,606)     (115)    (940)   1,505
Net gain (loss) on sales of securities         --       --        (1)      --       48
Net gain (loss) on acquisition of
 real estate                                   --       --      (413)      --    1,943
Net loss on disposition of real
 estate                                        --       --        --       --   (2,177)
Settlement costs                               --       --        --     (201)      --
Income (loss) before
 extraordinary item                         1,153   (1,606)     (529)  (1,141)   1,319
Extraordinary item                             --      (18)       --       --    2,177
Net income (loss)                        $  1,153 $ (1,624) $   (529)$ (1,141)$  3,496

Net income (loss) per Limited
 Partnership Unit:
Income (loss) from operations            $   2.98 $  (4.15) $   (.30)$  (2.43)$   3.89
Net gain on sale of securities                 --       --        --       --      .12
Net gain (loss) on acquisition of
 real estate                                   --       --     (1.07)      --     5.03
Net loss on disposition of
 real estate                                   --       --        --       --    (5.63)
Settlement costs                               --       --        --     (.52)      --
Income (loss) before
 extraordinary item                          2.98    (4.15)    (1.37)   (2.95)    3.41
Extraordinary item                             --     (.05)       --       --     5.63
Net income (loss)                        $   2.98 $  (4.20) $  (1.37)$  (2.95)$   9.04

Distributions per Limited
 Partnership Unit                        $  18.98 $   9.42  $   9.12 $   7.20 $  10.81
Limited Partnership
 Units outstanding                        383,033  383,033   383,033  383,033  383,033

                                          AS OF DECEMBER 31,
 BALANCE SHEETS        1996         1995          1994          1993          1992
                                            (in thousands)
 Total assets       $ 69,537     $ 62,863        $ 61,910      $ 65,628      $ 69,709
 Notes payable      $ 30,708     $ 18,029        $ 12,318      $ 11,541      $ 11,994


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1996 Compared with 1995

The Partnership realized net income for the year ended December 31, 1996, of $1,153,000 compared to a net loss of $1,624,000 for the year ended December 31, 1995. The increase in net income is primarily attributable to the write-down recorded in 1995 of the note receivable between the Partnership and Lincoln South City Business Center Limited Partnership. This note receivable was subsequently foreclosed on in February 1996. In addition, rental income increased due to improved occupancy and increased rental rates at several properties. Also contributing was a casualty gain of $114,000 relating to fire damages at the Lamplighter Park Apartments. The October fire damaged 12 units in one building at the complex. General and administrative expenses decreased due to lower expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in 1995. The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution.

Offsetting these changes were increases in operating and depreciation expenses, which are due in part to the acquisition of South City Business Center. The increase in operating expenses was also impacted by increased repair and maintenance expenditures resulting from efforts to increase the curb appeal of several of the Partnership's properties. Depreciation expense increased due to an increase in the depreciable asset base at several of the Partnership's properties from capital additions of approximately $1,883,000 and $1,401,000 during 1996 and 1995, respectively and the addition of South City as a depreciable asset. The decrease in other income resulted primarily from no interest income being recognized on the South City note receivable in 1996 while $275,000 of interest income was recorded in 1995. The increase in interest expense is due primarily to the refinancing of Williamsburg Manor, Park Capitol and Sandpiper I and II, whose debt balances increased approximately $6,000,000 through the refinancings, partially offset by the retirement of the third mortgage secured by Tamarac Village in December 1995.

Included in operating expense is approximately $1,060,000 of major repairs and maintenance comprised primarily of interior and exterior renovations, major landscaping, parking lot rehabilitations and exterior painting for the year ended December 31, 1996.

1995 Compared to 1994

The Partnership realized a net loss of $1,624,000 for the year ended December 31, 1995, compared to a net loss of $529,000 for the year ended December 31, 1994. The increased net loss for 1995 is primarily attributable to the previously mentioned $3,255,000 write-down of the South City Business Center note receivable during 1995. During 1995, it was determined that this note receivable's collateral was impaired, and, accordingly, the note was written down to the estimated value of the property. Also contributing to the increase in net loss was an increase in operating expenses, depreciation expense and interest expense, primarily due to the addition of Williamsburg Manor Apartments and Sandpiper I and II. Williamsburg Manor Apartments was acquired through a deed-in-lieu of foreclosure transaction, and Sandpiper I and II was acquired through in-substance foreclosure in November 1994. The final foreclosure of Sandpiper was completed on June 16, 1995. As a result of the transactions described above, the Master Loan was settled in full in 1994. Accordingly, no related income was earned in 1995, which, along with the default on the South City note receivable, caused the decrease in interest and other income. General and administrative expenses increased for 1995, compared to 1994 due to combined efforts of the Dallas and Greenville offices during the transition period that ended June 30, 1995.

Mitigating the increased expenses noted above was an increase in overall revenues for 1995. This increase is primarily due to the acquisition of Williamsburg Manor and Sandpiper. In addition, the provision for possible losses of $2,557,000 during December 31, 1994, resulted from the write-down of three investment properties, Cedar Rim, City Heights and Lamplighter Park due to declines in their estimated net realizable values due to regional economic factors.

In November 1994, the Partnership entered into a settlement agreement with Equity Partners/3 ("EP/3") whereby the Williamsburg Manor Apartments were deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I and II Apartments, the remaining properties which collateralized the Master Loan. The final foreclosure on Sandpiper I and II was completed on June 16, 1995. The Partnership assumed a note payable of approximately $1.2 million in exchange for full settlement of EP/3's liability for the Master Loan. The Partnership realized a net loss of approximately $413,000 on the settlement of the Master Loan during December 1994.

In 1991, the Partnership (and simultaneously each of the Affiliated Partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the Affiliated Partnership's allowed claim at $11 million, in aggregate. In March 1994, the Partnership received $67,791 in cash, 1,237 shares of Southmark Corporation Redeemable Series A Preferred Stock and 9,406 shares of New Common Stock with an aggregate market value of $9,104 on the date of receipt representing the Partnership's share of the recovery, based on its pro-rata share of the claims filed.

In December 1995, three of the Partnership's properties, Williamsburg Manor, Sandpiper I and II, and Park Capitol, were successfully refinanced. The extraordinary loss on refinancing of approximately $18,000 resulted from a prepayment penalty charged for the early payoff of the original debt secured by Park Capitol.

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

The following table summarizes the sources of Master Loan payments received from EP/3 and EP/4 during the year ended December 31, 1994:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                               1994
                                                         (in thousands)

Funds provided by property operations                         $ 3,019
Funds used for property operations (includes
    administrative expenses)                                   (1,632)
Debt service payments on underlying
    notes payable                                                (241)
Total funds from operations                                     1,146

Cash transferred in property transfer                             (26)

Net funds provided                                              1,120

Cash remitted in excess of (less than)
    funds from operations of EP/3 properties                      177

                                                              $ 1,297
Master Loan Activity:

Interest income                                                1,297


                                                             $ 1,297



Liquidity and Capital Resources

At December 31, 1996, the Partnership held unrestricted cash of approximately $15,813,000 compared to approximately $9,871,000 at December 31, 1995. Net cash provided by operations decreased primarily due to increased operating expenses, interest payments and reduced interest income mitigated by higher rental revenue collections and lower general and administrative expenses. Net cash used in investing activities increased due to fewer maturities of long-term investments as the partnership invested in primarily short-term cash equivalents during 1996, as well as increased property improvements and replacements and deposits to restricted escrows in 1996. Net cash provided by financing activities increased due to greater proceeds from refinancing in 1996 than in 1995, offset by increased distributions to partners during 1996 compared to 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The notes payable of $30,708,000 have maturity dates ranging from 2003 to 2005 at which time the individual properties will be refinanced or sold. Distributions of approximately $7,318,000 and $3,644,000 were made to the partners during 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totalling approximately $16.4 million at December 31, 1996, were greater than the reserve requirement of approximately $3.9 million.

In November of 1996, five of the Partnership's investment properties, Cedar Rim, City Heights, Hidden Cove, Lamplighter Park and Tamarac Village, obtained initial financing or refinanced existing notes. Proceeds from this transaction totaled $19,700,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest-only payments are made. Loan costs of $579,000 were incurred by the properties as a result of the refinancings, and are included in other assets on the balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS



 Reports of Independent Auditors

 Balance Sheets - December 31, 1996 and 1995

 Statements of Operations - Years Ended December 31, 1996, 1995 and 1994

 Statements of Changes in Partners' Capital (Deficit) - Years Ended December
  31, 1996, 1995 and 1994

 Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994

 Notes to Financial Statements













                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/3 as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 3, 1997










                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Consolidated Capital Institutional Properties/3:


We have audited the accompanying statements of operations, partners' capital (deficit), and cash flows of Consolidated Capital Institutional Properties/3 (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in partners' capital (deficit), and cash flows of Consolidated Capital Institutional Properties/3 for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                     /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                   BALANCE SHEETS
                          (in thousands, except unit data)


                                                     Years Ended December 31,
                                                         1996           1995
Assets
  Cash and cash equivalents:
    Unrestricted                                     $ 15,813       $  9,871
    Restricted - tenant security deposits                 432            349
  Note receivable                                          --          4,400
  Investments                                             109            109
  Restricted escrows                                    2,174          1,188
  Other assets                                          1,822          1,069
  Investment properties:
     Land                                              12,371         10,365
     Buildings and related personal property           49,450         45,470
                                                       61,821         55,835
     Less accumulated depreciation                    (12,634)        (9,958)
                                                       49,187         45,877

                                                     $ 69,537       $ 62,863

Liabilities and Partners' Capital (Deficit)

Liabilities
  Mortgage notes payable and accrued interest        $ 30,708       $ 18,029
  Accounts payable and accrued expenses                   916            857
  Tenant security deposits                                434            339
  Accrued taxes                                           183            177
                                                       32,241         19,402

Partners' Capital (Deficit)
  General partner                                        (443)          (407)
  Limited partners (383,033 units outstanding)         37,739         43,868
                                                       37,296         43,461
                                                     $ 69,537       $ 62,863

                   See Accompanying Notes to Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                               STATEMENTS OF OPERATIONS
                         (in thousands, except per unit data)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                   1996         1995         1994
Revenues:
  Rental income                                  $ 12,815    $ 11,223     $  8,431
  Interest and other income                           952       1,346        2,273
  Gain on casualty event                              114          --           --
     Total revenues                                13,881      12,569       10,704

Expenses:
  Operating                                         7,796       6,489        4,520
  General and administrative                          618         714          573
  Provision for possible losses                        --          --        2,557
  Depreciation                                      2,741       2,505        2,090
  Interest                                          1,573       1,212        1,079
  Write-down of note receivable                        --       3,255           --
     Total expenses                                12,728      14,175       10,819

Income (loss) from operations                       1,153      (1,606)        (115)
Loss on sales of securities                            --          --           (1)
Loss on settlement of Master Loan                      --          --         (413)
Income (loss) before extraordinary item             1,153      (1,606)        (529)
Extraordinary item-loss from refinancing               --         (18)          --

Net income (loss)                                $  1,153    $ (1,624)    $   (529)

Net income (loss) allocated to general
  partner (1%)                                   $     12    $    (16)    $     (6)
Net income (loss) allocated to limited
  partners (99%)                                    1,141      (1,608)        (523)

                                                 $  1,153    $ (1,624)    $   (529)

Net income (loss) per Limited Partnership Unit:
  Income (loss) from operations                  $   2.98    $  (4.15)    $   (.30)
  Loss on settlement of Master Loan                    --          --        (1.07)
     Income (loss) before extraordinary item         2.98       (4.15)       (1.37)
     Extraordinary item                                --        (.05)          --

     Net income (loss)                           $   2.98    $  (4.20)    $  (1.37)

                 See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                      STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                 For the Years Ended December 31, 1996, 1995 and 1994
                           (in thousands, except unit data)

                                      LIMITED
                                     PARTNERSHIP   GENERAL    LIMITED
                                       UNITS       PARTNER    PARTNERS      TOTAL
Original capital contributions        383,033      $     1    $ 95,758     $ 95,759

Balance at December 31, 1993          383,033      $  (314)   $ 53,102     $ 52,788

Net loss                                   --           (6)       (523)        (529)

Distributions                              --          (35)     (3,495)      (3,530)

Balance at December 31, 1994          383,033         (355)     49,084       48,729

Net loss                                   --          (16)     (1,608)      (1,624)

Distributions                              --          (36)     (3,608)      (3,644)

Balance at December 31, 1995          383,033         (407)     43,868       43,461

Net income                                 --           12       1,141        1,153

Distributions                              --          (48)     (7,270)      (7,318)

Balance at December 31, 1996          383,033       $ (443)   $ 37,739     $ 37,296

                    See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                               STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                             1996    1995       1994
Cash flows from operating activities:
   Net income (loss)                                   $ 1,153     $(1,624)   $  (529)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation                                        2,741       2,505      2,090
     Amortization of lease commissions
       and loan costs                                       68          34         --
     Loss on sales of investments                           --          --          1
     Gain on casualty event                               (114)         --         --
     Receipt of Southmark stock                             --          --         (9)
     Loss on settlement of Master Loan                      --          --        413
     Loss on disposal of property                          149          11         --
     Write-down of note receivable                          --       3,255         --
     Interest reduction on note receivable                  --          46         --
     Provision for possible losses                          --          --      2,557
     Changes in accounts:
      Restricted cash                                      (83)       (349)        --
      Other assets                                          38        (404)        58
      Interest, taxes, accounts payable and
         tenant security deposit liability                 (32)        544       (438)
      Due from (to) affiliates                              --          59        (16)

         Net cash provided by
          operating activities                           3,920       4,077      4,127

Cash flows from investing activities:
  Property improvements and replacements                (1,699)     (1,401)      (198)
  Deposits to restricted escrows                        (1,634)     (1,188)        --
  Receipts from restricted escrows                         648          --         --
  Purchase of investments                                   --     (11,251)    (1,704)
  Proceeds from sales of investments                        --      14,318      3,896
  Net cash received in foreclosure                          74          --         --

         Net cash (used in) provided by
          investing activities                         $(2,611)   $    478    $ 1,994

                    See Accompanying Notes to Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                         STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (in thousands)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                    1996        1995         1994
Cash flows from financing activities:
   Payments on mortgage notes payable              $  (158)    $  (448)     $  (389)
   Proceeds from refinancing                        19,700      10,825           --
   Repayment of mortgage debt                       (7,012)     (4,699)          --
   Loan cost paid                                     (579)       (360)          --
   Partners' distributions                          (7,318)     (3,644)      (3,530)

       Net cash provided by (used in)
        financing activities                         4,633       1,674       (3,919)

Net increase in cash and cash equivalents            5,942       6,229        2,202

Cash and cash equivalents at beginning of year       9,871       3,642        1,440

Cash and cash equivalents at end of year           $15,813     $ 9,871      $ 3,642

Supplemental disclosure of cash
  flow information:
    Cash paid for interest                         $ 1,372     $ 1,139      $ 1,030

At December 31, 1996, in connection with a fire at Lamplighter Park, investment properties, other assets and accounts payable were adjusted $134,000, $265,000 and $269,000, respectively for non-cash activity.

Also, Notes Receivable and property improvements and replacements were adjusted by $4,400,000 and $4,383,000 to reflect the acquisition of South City through foreclosure of the note receivable.

                 See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            NOTES TO FINANCIAL STATEMENTS
                             December 31, 1996 and 1995

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to
time) to purchase all of the stock of   GII Realty, Inc. and, pursuant to a
partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity. Additionally, a subsidiary of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. At December 31, 1996, Insignia and affiliates own 39,947 Units of the Partnership.

The Partnership operates eight apartment properties and two commercial properties located throughout the United States.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina, 29602.

Cash and Cash Equivalents

    Unrestricted: Unrestricted cash includes cash on hand and in banks and money market funds and certificates of deposit with original maturities of three months or less.

Restricted Cash-Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows: As a result of the refinancing of Williamsburg Manor, Sandpiper I & II and Park Capitol in 1995 and Lamplighter Park, Tamarac Village, Lake Villa, Cedar Rim, and City Heights in 1996, the following reserves were established:

    Capital Improvement Reserve - As part of the refinancings, the properties deposited $1,416,000 in 1996 and $843,000 in 1995 with the mortgage company to establish a Capital Reserve designated for certain capital improvements. At December 31, 1996, this reserve totalled approximately $1,945,000.

    Replacement Reserve - As part of the 1995 refinancing, each property deposits per unit between $225 and $325 per year with the mortgage company to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. As part of the 1996 refinancings approximately $27,000 was deposited with the mortgage company and has been designated for certain repairs and replacements at the respective properties. At December 31, 1996, this reserve totalled approximately $228,000.

Net Investment in Master Loan: According to generally accepted accounting principles, lending arrangements that qualify as real estate acquisition, development, and construction ("ADC") loans are subject to certain rules for financial statement presentation and income recognition. Pursuant to these rules, the Master Loan Agreement (herein so called) was classified as an investment in an ADC loan as of December 31, 1993, primarily because the Partnership was entitled to receive, according to the provisions of the Master Loan Agreement, in excess of 50% of the residual profits from the sale or refinancing of the properties securing the Master Loan Agreement. Under the accounting rules, the Investment in Master Loan was accounted for by the cost method, whereby income from the investment was recognized as interest to the extent of payments received, and losses in the net realizable value of the investment were recognized in the period they were identified. Interest contractually accruing according to the terms of the Master Loan Agreement in excess of payments received was deferred. As of December 31, 1993, such cumulative deferred interest, which was not included in the balance of the Investment in Master Loan, totaled $8.3 million. During 1994, the Sutter D Office Building which secured the third party mortgage debt and served as collateral for the Master Loan was foreclosed upon by the first lienholder. In November 1994, the Partnership entered into a settlement agreement with EP/3 whereby the Williamsburg Manor Apartments were transferred to the Partnership under a deed-in-lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I & II Apartments, the remaining property which collateralized the Master Loan. Additionally, the Partnership assumed a first-lien note payable of approximately $1.2 million collateralized by the Sandpiper I & II Apartments in exchange for full settlement of EP/3's liability, including deferred interest, under the Master Loan. The final foreclosure on Sandpiper I & II was completed on
June 16, 1995. As a result of the above transactions, the Master Loan was considered settled in full during 1994.

Provision for Possible Losses: Provision to reduce the carrying cost of the note receivable and real estate investments are provided when it is probable that their reasonably estimable net realizable values are less than the recorded carrying cost of such investments. Losses that result from the ongoing periodic evaluation of the net realizable value of the note receivable and real estate investments are charged to expense in the period in which they are identified.

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

Note Receivable Impairment: In 1995, the Company adopted "FASB Statement No. 114, Accounting By Creditors for Impairment of a Loan." Under the new standard, the provision for credit losses, related to loans that are identified for evaluation in accordance with FASB Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000
($1,500,000 in the fourth quarter) on   the note receivable to adjust the note
balance to the estimated net realizable value of the collateral.

Investment Properties: Investment properties which consist of eight apartment properties and two commercial properties are stated at cost. Costs of properties that have been permanently impaired have been reduced to the estimated fair market value.

During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements.

Depreciation: Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 25 years.

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

Loan Costs: Loan costs of approximately $579,000 and $360,000 were capitalized in 1996 and 1995, respectively (in conjunction with property refinancings). At December 31, 1996 and 1995, a total of $939,000 and $360,000 less accumulated amortization of $51,000 and zero, respectively are included in other assets. Loan costs are amortized on a straight-line basis over the life of the loans.

Income Taxes: No provision has been made in the financial statements for Federal income taxes because, under current law, no Federal income taxes are paid directly by the Partnership. The partners are responsible for their respective shares of Partnership net income or loss.

The tax basis of the Partnership's assets and liabilities is approximately $20 million greater than the assets and liabilities as reported in the financial statements.

Allocation of Net Income and Net Loss: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the general partner.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $292,000, $273,000, and $186,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

Reclassifications: Certain reclassifications have been made to the 1995 and 1994 information to conform to the 1996 presentation.


NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the three years ended December 31, 1996. A portion of such property management fees, equal to 4% of Rental Revenues, has been paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations until December 1994.

In late December 1994, an affiliate of Insignia began to perform property management services under the same management fee arrangement as the unaffiliated management companies. Property management fees of approximately $658,000, $572,000 and $260,000 were paid to PSI and Insignia for the years ending December 31, 1996, 1995 and 1994, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. Reimbursements for services of affiliates of approximately $403,000, $429,000 and $282,000 were paid to the General Partner and affiliates for the years ended December 31, 1996, 1995 and 1994. Additionally, the Partnership paid $32,000 and $14,000 during the years ended December 31, 1996 and 1995, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases. The partnership also paid $98,000 to affiliates of Insignia for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the term of the loans.

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

A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees in connection with the 1996 refinancing of certain of the Partnership's properties (see "Note F"). These fees totalled $60,000 and have been capitalized as loan costs.


NOTE C - SECURITIES AVAILABLE FOR SALE

In 1994, the Partnership adopted "Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities." As the fair value of securities available for sale ("securities") approximate their cost, any unrealized gains or losses are immaterial and, therefore, have not been recorded in the accompanying financial statements. Any such adjustment would be recorded directly to Partners' Capital (Deficit) and would not be reflected in the Statement of Operations. The cost of Securities sold is determined using the specific identification method.

Investments stated at cost, consisted of the following at December 31, 1996 and 1995, (dollar amounts in thousands):



          DESCRIPTION                        COST    MATURITY

          Commercial Paper                   $100    May 1998
          Equity Securities                     9
                                             $109



NOTE D - NET INVESTMENT IN MASTER LOAN

EP/3 Settlement: During 1994, Sutter D Office Building which collateralized a third party first-lien mortgage and served as collateral for the Master Loan was foreclosed upon by the first-lien holder. The foreclosure had no gain or loss effect to the Partnership. In November 1994, the Partnership entered into a settlement agreement with EP/3 whereby the Williamsburg Manor Apartments was deeded- in-lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I & II Apartments, the remaining property which collateralized the Master Loan. Additionally, the Partnership assumed a first lien note payable of approximately $1.2 million collateralized by the Sandpiper I & II Apartments. The Partnership recognized the deed-in-lieu of foreclosure of the Williamsburg Manor Apartments, the in-substance foreclosure of the Sandpiper I & II Apartments and the assumption of the related underlying first lien mortgage in exchange for full settlement of EP/3's liability, including deferred interest, under the Master Loan. The Partnership recognized a net loss of approximately $413,000 during 1994 on the settlement of the Master Loan.

As a result of the fact that: (1) EP/3 had no equity in the Sandpiper I & II Apartments, considering the then estimated fair value of the property; (2) proceeds for repayment of the portion of the Master Loan collateralized by the Sandpiper I & II Apartments were expected to come only from the operations or sale of the property; and (3) EP/3 effectively abandoned control of the Sandpiper I & II Apartments when EP/3 and the Partnership executed the settlement agreement in November 1994, whereby EP/3 agreed to transfer to the Partnership the full and unrestricted right to possession, management, and control of the property and not to contest, hinder or delay a judicial foreclosure action initiated by the Partnership, CCIP/3 deemed the

Sandpiper I & II Apartments in-substance foreclosed as of November 30, 1994. Accordingly, the net Master Loan receivable collateralized by the Sandpiper I & II Apartments is presented as "Net real estate assets of property in-substance foreclosed" in the accompanying financial statements for 1994. Foreclosure proceedings were completed on June 16, 1995.

EP/4 Settlement: In accordance with EP/4's bankruptcy, the Partnership pursued foreclosure on EP/4's properties and note receivable collaterally securing EP/4's portion of the Master Loan since the agreement was finalized in 1990. As of May 1992, the Partnership had foreclosed upon three of EP/4's properties and a note receivable.

The Partnership completed foreclosure upon the last EP/4 property in June 1992, and recognized a $1.9 million gain on the transaction for the year ended December 31, 1992. Gains or losses upon foreclosure of the EP/4 properties were deferred in previous years until the EP/4 Master Loan was retired in connection with the 1992 foreclosure of the last EP/4 property. Accrued settlement costs of $275,000 related to EP/4's bankruptcy proceeding were netted against the gain on foreclosure in 1992. Additional settlement costs of $201,000 were accrued in 1993. All remaining settlement costs were paid in February 1994.



Summary of Operations of EP/3 and EP/4

Sources of income from the Partnership's Investment in Master Loan and cash payments related to EP/3 and EP/4 totaled approximately $1.3 million during the year ended December 31, 1994. Following is a summary of operations of EP/3 and EP/4 for the year ended December 31, 1994 (dollar amounts in thousands):



Funds provided by property operations                   $ 3,019
Funds used for property operations                       (1,632)
Debt service payments on underlying notes payable          (241)
Total funds from operations                               1,146

Cash transferred in property foreclosure                    (26)
Net funds provided                                        1,120
Cash remitted in excess of (less than) funds
    from operations of EP/3 properties                      177
                                                        $ 1,297
Master Loan Activity:
Interest income                                         $ 1,297


NOTE E - NOTES AND INTEREST RECEIVABLE



The note receivable at December 31, 1996 and 1995, consist of the following:

                                                      AS OF DECEMBER 31,
                                                    1996             1995
                                                       (in thousands)
Current note                                       $    --         $ 4,400


This note receivable related to South City Business Center which was foreclosed upon in February, 1996.

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

The Partnership had final approval over disbursements from the property improvement escrow account. The General Partner approved disbursements of substantially all of the funds held in escrow to be utilized for roof replacement and exterior repairs. Additionally, the note terms were modified as follows: (i) the interest rate was reduced from 10% to 7.18%, (ii) the maturity date of the note, originally January 1994, was extended to May 1998; and (iii) principal payments equal to Net Property Cash Flow, as defined in the restructured note, were due annually. No gain or loss was recognized on the restructure of the South City Note.

As of December 31, 1994, the note receivable on sold real estate represented a note for which payments were made in accordance with the terms and the corresponding interest income was accrued according to the restructured note terms as described above.

During 1995, the debtor stopped making note payments on the South City note in June and officially defaulted on the note in August. The Partnership obtained an appraisal of the collateral and it was determined that this note receivable was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 ($1,500,000 in the fourth quarter) related to South City Business Center to adjust the note balance to the estimated net realizable value of the collateral. An affiliate of the General Partner was appointed receiver in September 1995, and the foreclosure proceedings were finalized during the first quarter of 1996.

NOTE F - MORTGAGE NOTES PAYABLE

Notes payable at December 31, 1996, consist of the following (in thousands):


                     Principal     Monthly                            Principal
                     Balance At    Payment     Stated                  Balance
                    December 31,   Including  Interest      Maturity   Due At
Property               1996        Interest     Rate          Date    Maturity

Lamplighter Park       $ 3,500      $  21       7.33%       11/01/03  $  3,500

Park Capitol             2,725         16       6.95%       12/01/05     2,725

Tamarac Village          9,400         57       7.33%       11/01/03     9,400

Williamsburg Manor       4,150         24       6.95%       12/01/05     4,150

Sandpiper I & II         3,950         23       6.95%       12/01/05     3,950

Cedar Rim                2,000         12       7.33%       11/01/03     2,000

City Heights             2,600         16       7.33%       11/01/03     2,600

Hidden Cove              2,200         14       7.33%       11/01/03     2,200
                        30,525      $ 183

Accrued interest           183

    Total              $30,708



In December 1995, three of the Partnership's investment properties, Williamsburg Manor, Park Capitol, and Sandpiper I and II, obtained refinancing. Total proceeds from the refinancings totalled $10,825,000. This debt accrues interest at a rate of 6.95% per year, matures on December 1, 2005, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are made. Loan costs of approximately $360,000 were incurred by the properties as a result of the refinancings, and are included in other assets on the balance sheet. Park Capitol was charged a prepayment penalty due to the early payoff of the old debt which resulted in the extraordinary loss on refinancing of $18,000 for December 31, 1995.

During 1995, the Partnership had two notes payable, originally maturing in January 1995, which were extended to June 1995. Lamplighter Park Apartments secured approximately $4.6 million, and Tamarac Village secured approximately $2.8 million. On June 30, 1995, an extension agreement was reached on the indebtedness secured by Lamplighter Park Apartments, which extended the maturity of this mortgage debt to June 30, 1997. This property's debt was refinanced in November of 1996. In December 1995, the indebtedness secured by Tamarac Village was paid in full.

In November of 1996, five of the Partnership's investment properties, Cedar Rim, City Heights, Hidden Cove, Lamplighter Park and Tamarac Village, obtained initial financing or refinanced existing notes. Proceeds from this transaction totaled $19,700,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest-only payments are made. Loan costs of $579,000 were incurred by the properties as a result of the refinancings, and are included in other assets on the balance sheet.

The estimated fair values of the Partnership's aggregate debt approximates its carrying amount. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties. Also, all notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


                          1997                   $      --
                          1998                          --
                          1999                          --
                          2000                          --
                          2001                          --
                          Thereafter                30,525

                          Total                  $  30,525

NOTE G - SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITY

The following tables set forth the Partnership's noncash investing and financing activities during the years ended December 31, 1994, with respect to the EP/3 property deeded-in-lieu of foreclosure and EP/3 property recorded as in-substance foreclosure in 1994 and the Partnership's foreclosure of South City during 1996. There was no significant noncash investing or financing activity during the year ended December 31, 1995.

 (dollar amounts in thousands)

                                          Master Loan    Notes and    Net Gain (Loss)
    For the Year            Net Real     In-Substance    Interest      On Property
Ended December 31, 1994      Estate       Foreclosed     Payable       Foreclosure
Property deemed in-
 substance Foreclosed     $  7,314       $  6,849      $ (1,166)       $  (701)
Property Deeded in-lieu
 of Foreclosure              6,405(A)       6,117(B)         --            288

                          $ 13,719       $ 12,966      $ (1,166)       $  (413)

(A) Amount represents the estimated fair value of the properties based upon an analysis of current market conditions and current property operations.

(B) Amount represents the Master Loan balance extinguished net of the allowance for loss and collection reserve.

On February 14, 1996, the Partnership foreclosed on South City Business Center, the investment property collateralizing the note receivable between the

Partnership and Lincoln South City Business Center Limited Partnership. In connection with this transaction, the following accounts were adjusted by the amounts noted in 1996 (dollar amounts in thousands):

Receipt of cash                            $    74
Accounts receivable                             15
Security deposit liability                     (72)
Investment properties                        4,383
Note receivable                             (4,400)

No gain or loss was recorded upon the foreclosure due to the carrying value of the note receivable being adjusted to the value of the underlying collateral during 1995.



NOTE H - ALLOWANCE FOR POSSIBLE LOSSES
(dollar amounts in thousands)

                                               MASTER          REAL
                                                LOAN          ESTATE        TOTAL
Balance at December 31, 1993                  $  4,360       $ 1,100      $  5,460
Provision for possible losses/(charge-offs)     (4,360)(a)     2,557 (b)     (1,803)
Balance at December 31, 1994                        --         3,657          3,657
(Charge-offs)                                       --        (3,657)(c)     (3,657)
Balance at December 31, 1995                  $     --       $    --       $     --

(a) This charge-off reflects the amount of allowance for losses relating to the EP/3 property foreclosure in November 1994.
(b) The provision for possible losses is included in operations for the year ended December 31, 1994, and reflects a decline in the estimated fair value of certain properties due to regional economic factors.
(c) This charge off reflects the write-down of several investment properties to net realizable value ($1,100 during 1993 and $2,557 during 1994). The write-down has been allocated to the appropriate fixed assets at December 31, 1995.

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


NOTE J - COMMITMENT AND CONTINGENCIES

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and securities available for sale, totaling approximately $16.4 million, were greater than the reserve requirement of $3.9 million at December 31, 1996.

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

Distributions of approximately $7,318,000, $3,644,000 and $3,530,000 were made to the partners during 1996, 1995 and 1994, respectively.


NOTE L - OPERATING LEASES

Tenants of the Partnership's commercial properties are responsible for payment of their proportionate share of real estate taxes. Insurance, common area maintenance expenses and a portion of the real estate taxes are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share of the real estate taxes.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows (in thousands):


                       1997                                     $  793
                       1998                                        750
                       1999                                        374
                       2000                                        104
                       2001                                         29
                                                                $2,050


NOTE M - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
 (Amounts in thousands)

                                              Initial Cost
                                             To Partnership
                                                                           Cost
                                                          Buildings     Capitalized
                                                         and Related     (Removed)
                                                           Personal    Subsequent to
Description                     Encumbrances    Land       Property     Acquisition
Cedar Rim                       $ 2,000      $  778      $  4,322       $   728
 Renton, Washington                                                      (1,122)

City Heights                      2,600       1,197         4,238           530
 Seattle, Washington                                                     (1,159)

Corporate Center                     --       1,071         2,949           504
 Tampa, Florida                                                          (1,100)

Hidden Cove by the Lake           2,200         184         4,416           759
 Belleville, Michigan                                                       (45)

Lamplighter Park                  3,500       2,458         5,167           551
 Bellevue, Washington                                                      (358)

Park Capitol                      2,725         280         2,100           479
 Salt Lake City, Utah

Tamarac Village I, II,            9,400       2,464        10,536         1,225
 III, & IV                                                                  (103)
 Denver, Colorado

Williamsburg Manor                4,150       1,281         5,124           351
 Cary, North Carolina

Sandpiper I & II                  3,950       1,463         5,851           320
 St. Petersburg, Florida

South City Business Center           --       2,006         2,376            --
 Chula Vista, California

               Totals           $30,525     $13,182       $47,079       $ 1,560

Accrued interest                    183

                                $30,708

                  Gross Amount At Which Carried
                       at December 31, 1996
                         (in thousands)

                            Buildings
                            And Related
                            Personal         Accumulated     Date of      Date   Depreciable
 Description       Land     Property   Total Depreciation Construction  Acquired  Life-Years
Cedar Rim        $   618   $ 4,088   $ 4,706   $ 1,428        1980       4/12/91   3 - 20
City Heights         942     3,864     4,806     1,480        1985       4/13/90   3 - 20
Corporate Center     782     2,642     3,424     1,254        1982       4/13/90   5 - 20
Hidden Cove          184     5,130     5,314     1,925        1972       3/23/90   3 - 20
Lamplighter Park   2,351     5,467     7,818     1,699        1968       4/12/91   3 - 20
Park Capitol         280     2,579     2,859     1,041        1974       4/13/90   5 - 20
Tamarac Village    2,464    11,658    14,122     2,591        1978       6/10/92   5 - 20
Williamsburg Manor 1,281     5,475     6,756       522        1970      11/30/94   5 - 22
Sandpiper          1,463     6,171     7,634       586    1976/1985     11/30/94   5 - 22
South City         2,006     2,376     4,382       108   1974/1976       2/14/96  14 - 25

                 $12,371   $49,450   $61,821   $12,634

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                                FOR THE YEARS ENDED DECEMBER 31,
                                                    1996      1995         1994
                                                          (in thousands)
REAL ESTATE:
Balance at beginning of year                   $ 55,835     $ 58,109     $ 44,192
  Additions                                       1,833        1,401          198
  Acquisition through foreclosure                 4,383           --        6,405
  Allocation of valuation reserve                    --       (3,657)          --
  Acquisition through in-substance
     foreclosure                                     --           --        7,314
  Disposal of property                             (230)         (18)          --
Balance at end of year                          $61,821     $ 55,835     $ 58,109

ACCUMULATED DEPRECIATION:
Balance at beginning of year                    $ 9,958     $  7,459     $  5,369
  Depreciation of real estate                     2,741        2,505        2,090
 Disposal of property                               (65)          (6)          --
Balance at end of year                          $12,634     $  9,958     $  7,459



  The aggregate cost (in thousands) for Federal income tax purposes is:

     1996     $57,213
     1995     $53,180
     1994     $44,886

PART III


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with CEI presently held by them are set forth below:

Name                                Age         Position

William H. Jarrard, Jr.             50          President

Ronald Uretta                       41          Vice President/Treasurer

Martha L. Long                      37          Controller

John K. Lines, Esq.                 37          Vice President/Secretary

Kelley M. Buechler                  39          Assistant Secretary



William H. Jarrard, Jr. has been President of CEI since December 1996 and Managing Director-Partnership Administration for Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management for Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1994 and as Insignia's Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, SC.

John K. Lines has been Secretary of CEI since December 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994 and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

Market Ventures, L.L.C. ("Ventures") and Liquidity Assistance, L.L.C. ("Liquidity") delinquently reported 15 and 13 transactions, respectively, as of December 31, 1996 on a Form 5 filed in January 1997, with respect to the entities' purchases of Units of Limited Partner Interest of the Partnership. Each of Insignia Financial Group, Inc., Insignia Commercial Group, Inc. and Andrew L. Farkas also delinquently reported the same transactions on a Form 5 by virtue of their status as affiliates of Ventures and Liquidity, through which they may be deemed to be beneficial owners of the securities owned by such entities.


ITEM 11.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 8 - Financial Statements and Supplementary Data", "Note B - Related Party Transactions", for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former corporate general partner and former affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of March 1997, no person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership:

                                          NUMBER OF      PERCENT
      NAME AND ADDRESS                      UNITS        OF TOTAL

      Insignia affiliates                  40,604         10.6%
      One Insignia Financial Plaza
      Greenville, SC  29602

      The Units above are held by Insignia Properties, L.P. who holds 40,066 units (10.46% of outstanding units) and other affiliated entities who hold nominal amounts of units.

(b)   Beneficial Owners of Management

      Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of March 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                          NUMBER OF      PERCENT
      NAME AND ADDRESS                   CEI SHARES      OF TOTAL

      GII Realty, Inc.                    100,000          100%
      One Insignia Financial Plaza
      Greenville, SC  29602

      GII Realty, Inc. is owned by an affiliate of Insignia (see "Item 1").


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 8 - Financial Statements and Supplementary Data, Note B - Related

Party Transactions," for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last three years.

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the three years ended December 31, 1996. A portion of such property management fees equal to 4% of Rental Revenues has been paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") or its predecessor for advisory services related to day-to-day property operations until December, 1994.

In late December 1994, an affiliate of Insignia began to perform property management services under the same management fee arrangement as the unaffiliated management companies. Property management fees of approximately $658,000, $572,000 and $260,000 were paid to PSI and Insignia for the years ending December 31, 1996, 1995 and 1994, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. Reimbursements for services of affiliates of approximately $403,000, $429,000 and $282,000 were paid to the General Partner and affiliates for the years ended December 31, 1996, 1995 and 1994. Additionally, the Partnership paid $32,000 and $14,000 during the years ended December 31, 1996 and 1995, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases. The partnership also paid $98,000 to affiliates of Insignia for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the term of the loans.

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


                                      PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

  1.   Financial Statements

       Balance Sheets as of December 31, 1996 and 1995

       Statements of Operations for the Years Ended December 31,
         1996, 1995 and 1994

       Statements of Changes in Partners' Capital (Deficit) for the Years Ended
         December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the Years Ended December 31, 1996,
         1995 and 1994

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

          10.37 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.38 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.39 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.40 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

          10.41 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.

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

(b) Reports on Form 8-K, filed during the fourth quarter of 1996:  None.



                                 SIGNATURE PAGE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                               By:   CONCAP EQUITIES, INC.
                                     It's General Partner,


                               By:   /s/William H. Jarrard, Jr.
                                     William H. Jarrard,
                                     President

                               By:  /s/Ronald Uretta
                                    Ronald Uretta
                                    Vice President/Treasurer

                               Date: March 28, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.



/s/William H. Jarrard, Jr.      President
William H. Jarrard, Jr.

/s/Ronald Uretta                Vice President/Treasurer
Ronald Uretta