Form 10-Q
period 1997-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1997-05-15
CIK 768890

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

                For the quarterly period ended March 31, 1997

                                      or

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

                                BALANCE SHEET
                       (in thousands, except unit data)

                                                        March 31,     December 31,
                                                          1997           1996
                                                       (Unaudited)      (Note)
Assets
  Cash and cash equivalents:
     Unrestricted                                      $ 16,693        $ 15,813
     Restricted - tenant security deposits                  440             432
  Accounts receivable                                       396             416
  Investments                                               109             109
  Escrows for taxes and insurance                           408             347
  Restricted escrows                                      1,944           2,174
  Other assets                                            1,033           1,059
  Investment properties:
     Land                                                12,371          12,371
     Building and related personal property              49,902          49,450
                                                         62,273          61,821
     Less accumulated depreciation                      (13,313)        (12,634)
                                                         48,960          49,187
                                                       $ 69,983        $ 69,537

Liabilities and Partners' Capital (Deficit)

Liabilities
    Mortgage notes payable                             $ 30,525        $ 30,525
    Accounts payable                                        429             580
    Tenant security deposits                                446             434
    Accrued taxes                                           308             183
    Other liabilities                                       423             519
                                                         32,131          32,241
Partners' Capital (Deficit)
  General partner                                          (437)           (443)
  Limited partners (383,033 units outstanding)           38,289          37,739
                                                         37,852          37,296
                                                       $ 69,983        $ 69,537

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See Accompanying Notes to Financial Statements

b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)



                                                      Three Months Ended
                                                          March 31,
                                                      1997            1996
Revenues:
  Rental income                                     $ 3,358        $ 3,011
  Interest and other income                             390            241
  Gain on casualty event                                 21             --
     Total revenues                                   3,769          3,252

Expenses:
  Operating                                           1,127          1,149
  General and administrative                            121            160
  Maintenance                                           463            420
  Depreciation                                          691            662
  Interest                                              579            369
  Property taxes                                        232            217
     Total expenses                                   3,213          2,977

       Net income                                   $   556        $   275

Net income allocated to general partners (1%)       $     6        $     3
Net income allocated to limited partners (99%)          550            272
                                                    $   556        $   275

Net income per limited partnership unit             $  1.44        $   .71

                   See Accompanying Notes to Financial Statements

c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)

                          (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                        Units       Partner      Partners     Total
Original capital contributions        383,033       $     1      $95,758     $95,759
Partners' capital (deficit) at
  December 31, 1995                   383,033       $  (407)     $43,868     $43,461
Distributions to partners                  --           (18)      (4,302)     (4,320)
Net income for the three months
  ended March 31, 1996                     --             3          272         275
Partners' capital (deficit) at
  March 31, 1996                      383,033       $  (422)     $39,838     $39,416


Partners' capital (deficit) at
  December 31, 1996                   383,033       $  (443)     $37,739     $37,296
Net income for the three months
  ended March 31, 1997                     --             6          550         556
Partners' capital (deficit) at
  March 31, 1997                      383,033       $  (437)     $38,289     $37,852

                   See Accompanying Notes to Financial Statements

d)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  1997              1996
Cash flows from operating activities:
  Net income                                                   $   556           $   275
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                   691               662
    Amortization of lease commissions and
      loan costs                                                    34                14
    Gain on casualty event                                         (21)               --
    Loss on disposal of property                                    41                61
    Change in accounts:
      Restricted cash                                               (8)               (4)
      Accounts receivable                                          155               139
      Escrows for taxes and insurance                              (61)              (58)
      Other assets                                                  (4)               58
      Accounts payable                                            (291)             (320)
      Tenant security deposit liabilities                           12                 6
      Accrued taxes                                                125               159
      Other liabilities                                            (96)               81

            Net cash provided by operating activities            1,133             1,073

Cash flows from investing activities:
  Property improvements and replacements                          (475)             (368)
  Deposits to restricted escrows                                  (101)               (7)
  Receipts from restricted escrows                                 331               188
  Cash received from borrower on foreclosed
    property                                                        --                74

         Net cash used in investing activities                    (245)             (113)

Cash flows from financing activities:
  Loan costs paid                                                   (8)              (27)
  Payments on mortgage notes payable                                --               (45)
  Distributions to partners                                         --            (4,320)

         Net cash used in financing activities                      (8)           (4,392)

Net increase (decrease) in cash and cash equivalents               880            (3,432)

Cash and cash equivalents at beginning of period                15,813             9,871

Cash and cash equivalents at end of period                     $16,693           $ 6,439

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   549           $   358

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                        STATEMENTS OF CASH FLOW (Continued)
                                    (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Acquisition

On February 14, 1996, Consolidated Capital Institutional Properties/3 foreclosed on South City Business Center, the investment property collateralizing the note receivable between Consolidated Capital Institutional Properties/3 and Lincoln South City Business Center Limited Partnership. As of March 31, 1996, in connection with this transaction, the following accounts had been adjusted by the amounts noted (dollar amounts in thousands):


Receipt of cash                     $   74
Investment properties                4,326
Notes receivable                     4,400


Casualty event

At March 31, 1997, as a result of a fire at Lake Villa, investment properties, accounts receivable and accounts payable were adjusted $26,000, $135,000 and $140,000, respectively for non-cash activity.



e)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1996.

Presentation of Accounts

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

Investments

Investments consisting primarily of commercial paper with original maturities of more than ninety days, are considered to be held-to-maturity securities.

NOTE B - INVESTMENT PROPERTY ACQUIRED

During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down to adjust the note balance to the estimated net realizable value of the collateral. Foreclosure proceedings were completed on February 14, 1996, at which time the Partnership assumed operations at the property. The estimated net realizable value at the time of acquisition was $4,400,000 including cash of $74,000 which the partnership received along with the South City assets of approximately $4,326,000.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the three months ended March 31, 1997 and 1996. Property management fees of approximately $177,000 and $161,000 were paid to affiliates of the General Partner for the three months ending March 31, 1997 and 1996, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. Reimbursements for services of affiliates of approximately $88,000 and $83,000 were paid to the General Partner and affiliates for the three months ended March 31, 1997 and 1996. Additionally, the Partnership paid $16,000 and $7,000 during the three month periods ended March 31, 1997 and 1996, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and amortized over the term of the respective leases. The Partnership also paid $20,000 and $3,000 to affiliates of the general partner for the three months ended March 31, 1997 and 1996, respectively, for reimbursement of construction oversight costs related to major property improvement and repair projects at the Partnership's investment properties.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Cash, tenant security deposits and investments, totaling $17,242,000 were greater than the reserve requirement of approximately $3,939,000 at March 31, 1997.

NOTE E - SUBSEQUENT EVENT

On April 2, 1997, the Partnership paid a distribution of $838,000 from operations and $6,161,000 from surplus funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Partnership's investment properties consist of eight apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1997 and 1996:

                                                    Average
                                                   Occupancy

Property                                        1997        1996

Cedar Rim Apartments                             94%         91%
  Renton, Washington
City Heights Apartments                          95%         96%
  Seattle, Washington
Corporate Center Office Complex                  96%         96%
  Tampa, Florida
Hidden Cove by the Lake Apartments               94%         89%
  Belleville, Michigan
Lamplighter Park Apartments                      93%         98%
  Belleview, Washington
Park Capitol Apartments                          99%         99%
  Salt Lake City, Utah
Tamarac Village Apartments                       93%         89%
  Denver, Colorado
Williamsburg Manor Apartments                    97%         95%
  Cary, North Carolina
Sandpiper Apartments                             94%         83%
  St. Petersburg, Florida
South City Business Center                       89%         83%
  Chula Vista, California

The General Partner attributes the increase in occupancy at Hidden Cove to unusually low occupancy during the first quarter of 1996 due to management's efforts in early 1996 to increase resident qualification standards in order to reduce unit damages and delinquencies. By the first quarter of 1997, occupancy has stabilized. The decrease in occupancy at Lamplighter Park is due to fire damage to twelve units that has negatively impacted 1997 occupancy levels. Occupancy levels at the property are expected to increase once the damaged units are repaired. The increase in occupancy at Tamarac Apartments is attributed to property improvements and increased leasing efforts combined with a strong local economy. The occupancy increase at Sandpiper is due to interior and exterior renovations and improved market conditions. South City Business Center's occupancy increase is due to a stronger local market in 1997.

The Partnership realized net income of $556,000 for the three months ended March 31, 1997, compared to $275,000 for the three months ended March 31, 1996. The increase in net income for the three month period ended March 31, 1997 is primarily attributable to increased rental income resulting from improved occupancy and increased rental rates at several properties. In addition, interest and other income increased as a result of increased tenant charges at various properties as well as greater interest earned on higher levels of invested funds. Total revenues were positively affected by South City's revenue for the full three months ended March 31, 1997, compared to the period from February 14, 1996, the date of South City's acquisition, to March 31, 1996.
Also contributing to the increase in net income was a casualty gain of $21,000 relating to fire damage at Hidden Cove by The Lake Apartments. The January fire damaged ten units in one building at the complex. General and administrative expenses decreased for the three months ended March 31, 1997 compared to the corresponding period in 1996 due to lower professional fees. Offsetting these changes was an increase in interest expense. The increase in interest expense is due primarily to the refinancing of Tamarac Village and Lamplighter Park and new debt on Hidden Cove, Cedar Rim and City Heights, whose debt balances increased approximately $12.5 million in November of 1996.

Included in maintenance expenses for the three months ended March 31, 1997, is approximately $127,000 of major repairs and maintenance comprised primarily of exterior renovations, major landscaping and exterior painting. For the three months ended March 31, 1996, approximately $101,000 of major repairs and maintenance comprised primarily of exterior building renovations, major landscaping and parking lot rehabilitation is included in maintenance expenses.

On February 14, 1996, the Partnership foreclosed on South City Business Center, the investment property collateralizing the note receivable between the Partnership and Lincoln South City Business Center Limited Partnership at which time the Partnership assumed operations of the property. The estimated net realizable value at the time of acquisition was $4,400,000 including cash of $74,000 which the partnership received along with the South City assets of approximately $4,326,000.

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

At March 31, 1997, the Partnership held unrestricted cash of approximately $16,693,000 compared to approximately $6,439,000 at March 31, 1996. Net cash provided by operating activities increased primarily due to increased rental revenues and interest income, offset by increased interest payments as discussed
above.   Net cash used in investing activities increased primarily due to increased property improvements and replacements in 1997. Net cash used in financing activities decreased primarily because there were no distributions to partners during the three months ended March 31, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The notes payable of approximately $30,525,000 have maturity dates ranging from 1997 to 2007, at which time the individual properties will be refinanced or sold. The mortgage notes payable are nonrecourse and are secured by pledges of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Distributions of approximately $4,320,000 were made to the partners during the three months ended March 31, 1996. On April 2, 1997, the Partnership paid a distribution of $838,000 from operations and $6,161,000 from surplus funds. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.




                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


      (b) Reports on Form 8-K:

          None filed during the quarter ended March 31, 1997.



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



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES/3

                             By: CONCAP EQUITIES, INC.
                                 General Partner


                             By:/s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President


                             By:/s/Ronald Uretta
                                Ronald Uretta
                                Vice President/Treasurer


                             Date: May 15, 1997