Form 10-Q
period 1997-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1997-08-07
CIK 768890

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

                         For the quarterly period ended June 30, 1997

                                              or

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

                                        BALANCE SHEET
                               (in thousands, except unit data)

                                                         June 30,      December 31,
                                                            1997           1996
                                                        (Unaudited)       (Note)
Assets
  Cash and cash equivalents:
     Unrestricted                                       $ 10,389       $ 15,813
     Restricted - tenant security deposits                   456            432
  Accounts receivable                                        458            416
  Investments                                                105            109
  Escrows for taxes and insurance                            426            347
  Restricted escrows                                       1,979          2,174
  Other assets                                             1,084          1,059
  Investment properties:
     Land                                                 12,371         12,371
     Building and related personal property               50,155         49,450
                                                          62,526         61,821
     Less accumulated depreciation                       (14,016)       (12,634)
                                                          48,510         49,187
                                                        $ 63,407       $ 69,537

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                      $    330       $    580
  Tenant security deposits                                   456            434
  Accrued taxes                                              296            183
  Other liabilities                                          435            519
  Mortgage notes payable                                  30,525         30,525
                                                          32,042         32,241
Partners' Capital (Deficit)
  General partner's                                         (440)          (443)
  Limited partners'(383,033 units outstanding)            31,805         37,739
                                                          31,365         37,296
                                                        $ 63,407       $ 69,537

Note:The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                        See Accompanying Notes to Financial Statements

b)                        CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                      STATEMENTS OF OPERATIONS
                                            (Unaudited)
                                  (in thousands, except unit data)

                                       For the Three Months        For the Six Months
                                          Ended June 30,             Ended June 30,
                                         1997          1996         1997          1996
Revenues:
  Rental income                       $ 3,447       $ 3,221      $ 6,805      $ 6,232
  Other income                            329           209          719          450
  Gain on casualty event                   (5)           --           16           --
       Total revenues                   3,771         3,430        7,540        6,682

Expenses:
  Operating                             1,142         1,056        2,269        2,205
  General and administrative              140           161          261          321
  Maintenance                             478           539          941          959
  Depreciation                            703           674        1,394        1,336
  Interest                                579           363        1,158          732
  Property taxes                          211           210          443          427
       Total expenses                   3,253         3,003        6,466        5,980

       Net income                     $   518       $   427      $ 1,074      $   702

Net income allocated
  to general partners (1%)            $     5       $     4      $    11      $     7

Net income allocated
  to limited partners (99%)               513           423        1,063          695
                                      $   518       $   427      $ 1,074      $   702
Net income per limited
  partnership unit                    $  1.34       $  1.10      $  2.78      $  1.81

                           See Accompanying Notes to Financial Statements

c)                        CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                            (Unaudited)

                                  (in thousands, except unit data)

                                     Limited
                                   Partnership       General    Limited
                                      Units         Partner's   Partners'      Total
Original capital contributions       383,033        $     1      $95,758      $95,759

Partners' (deficit) capital at
  December 31, 1995                  383,033        $  (407)     $43,868      $43,461

Distributions to partners                 --            (18)      (4,302)      (4,320)

Net income for the six months
  ended June 30, 1996                     --              7          695          702

Partners' (deficit) capital
   at June 30, 1996                  383,033        $  (418)     $40,261      $39,843

Partners' (deficit) capital
   at December 31, 1996              383,033        $  (443)     $37,739      $37,296

Distributions to partners                 --             (8)      (6,997)      (7,005)

Net income for the six months
  ended June 30, 1997                     --             11        1,063        1,074

Partners' (deficit) capital at
  June 30, 1997                      383,033        $  (440)     $31,805      $31,365

                           See Accompanying Notes to Financial Statements

d)                        CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                           (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                             1997            1996
Cash flows from operating activities:
  Net income                                               $ 1,074        $   702
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                             1,394          1,336
    Amortization of lease commissions and
      loan costs                                                71             28
    Gain on casualty event                                     (16)            --
    Loss on disposal of property                                41             61
    Change in accounts:
      Restricted cash                                          (24)            (5)
      Accounts receivable                                       77            137
      Escrows for taxes and insurance                          (79)          (139)
      Other assets                                             (94)            58
      Accounts payable                                        (379)          (323)
      Tenant security deposit liabilities                       22             11
      Accrued taxes                                            113            143
      Other liabilities                                        (84)            94

         Net cash provided by operating activities           2,116          2,103

Cash flows from investing activities:
  Property improvements and replacements                      (732)          (651)
  Deposits to restricted escrows                              (214)           (12)
  Receipts from restricted escrows                             409            299
  Cash received from borrower on foreclosed
    property                                                    --             74
  Dividends received                                             4             --

         Net cash used in investing activities                (533)          (290)

Cash flows from financing activities:
  Payments on mortgage notes payable                            --            (93)
  Loan costs paid                                               (2)           (86)
  Distributions to partners                                 (7,005)        (4,320)

         Net cash used in financing activities              (7,007)        (4,499)

Net decrease in cash and cash equivalents                   (5,424)        (2,686)

Cash and cash equivalents at beginning of period            15,813          9,871

Cash and cash equivalents at end of period                 $10,389        $ 7,185

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 1,098        $   683

                           See Accompanying Notes to Financial Statements

                          CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                STATEMENTS OF CASH FLOW (Continued)
                                            (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Acquisition

On February 14, 1996, Consolidated Capital Institutional Properties/3 foreclosed on South City Business Center, the investment property collateralizing the note receivable between Consolidated Capital Institutional Properties/3 and Lincoln South City Business Center Limited Partnership. As of June 30, 1996, in connection with this transaction, the following accounts had been adjusted by the amounts noted (in thousands):


Investment properties               $ 4,326
Notes receivable                     (4,400)

Casualty event

At June 30, 1997, as a result of a fire at Lake Villa, investment properties, accounts receivable and accounts payable were adjusted $26,000, $119,000 and $129,000, respectively for non-cash activity.



e)                        CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                   NOTES TO FINANCIAL STATEMENTS
                                            (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1996.

Presentation of Accounts

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - INVESTMENT PROPERTY ACQUIRED

During 1995, the debtor stopped making note payments on the note secured by the South City Business Center. An affiliate of the General Partner was appointed receiver in September 1995, and the foreclosure proceedings were completed on February 14, 1996, at which time the Partnership assumed operations at the property. The estimated net realizable value at the time of acquisition was $4,400,000 including cash of $74,000 which the Partnership received along with the South City assets of approximately $4,326,000.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the six month periods ended June 30, 1997 and 1996. Property management fees of approximately $361,000 and $321,000 were paid to affiliates of the General Partner for the six months ending June 30, 1997 and 1996, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. Reimbursements for services of affiliates of approximately $167,000 and $182,000 were paid to the General Partner and affiliates for the six months ended June 30, 1997 and 1996. Additionally, the Partnership paid $23,000 during each of the six month periods ended June 30, 1997 and 1996 to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the term of the respective leases.

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

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Cash, tenant security deposits and investments, totaling approximately $11,000,000, were greater than the reserve requirement of approximately $3,600,000 at June 30, 1997.

NOTE E - DISTRIBUTIONS

The Partnership made distributions of cash generated from operations of approximately $838,000 and $1,823,000 for the six months ended June 30, 1997 and 1996. The Partnership also made distributions of cash from surplus funds of approximately $6,161,000 and $2,497,000 for the six months ended June 30, 1997 and 1996.

In April of 1997, the Partnership paid state withholding taxes of $6,000 for non-resident limited partners. This payment is reflected as a distribution to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of eight apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1997 and 1996:

                                                    Average
                                                   Occupancy

Property                                        1997        1996

Cedar Rim Apartments                            94%          92%
  Renton, Washington
City Heights Apartments                         95%          96%
  Seattle, Washington
Corporate Center Office Complex                 97%          94%
  Tampa, Florida
Hidden Cove by the Lake Apartments              92%          92%
  Belleville, Michigan
Lamplighter Park Apartments                     95%          98%
  Belleview, Washington
Park Capitol Apartments                         98%          98%
  Salt Lake City, Utah
Tamarac Village Apartments                      94%          92%
  Denver, Colorado
Williamsburg Manor Apartments                   97%          95%
  Cary, North Carolina
Sandpiper Apartments                            95%          87%
  St. Petersburg, Florida
South City Business Center                      91%          86%
  Chula Vista, California

The General Partner attributes the increase in occupancy at Corporate Center to current tenant expansions and several new tenants in previously vacant units. The occupancy increase at Sandpiper is due to interior and exterior renovations and improved market conditions. South City Business Center's occupancy increase is due to a stronger local market in 1997.

The Partnership realized net income of $1,074,000 for the six months ended June 30, 1997 compared to $702,000 for the six months ended June 30, 1996. Net income for the three months ended June 30, 1997 was $518,000 compared to $427,000 for the three months ended June 30, 1996. The increase in net income for the six month period ended June 30, 1997 is primarily attributable to increased rental income resulting from improved occupancy and increased rental rates at several properties. In addition, interest and other income increased as a result of increased tenant charges at various properties as well as greater interest earned on increased cash balances. Total revenues were positively affected by South City's revenue for the full six months ended June 30, 1997 compared to the period from February 14, 1996, the date of South City's acquisition, to June 30, 1996. Also contributing to the increase in net income was a casualty gain of $16,000 relating to fire damage at Hidden Cove by the Lake Apartments. The January fire damaged ten units in one building at the complex. General and administrative expenses decreased due to a decrease in professional fees and expense reimbursements. Partially offsetting these changes was an increase in interest expense. The increase in interest expense is due primarily to the refinancing of Tamarac Village and Lamplighter Park and new debt on Hidden Cove, Cedar Rim and City Heights, whose debt balances increased approximately $12,500,000 in November of 1996.

Included in maintenance expenses for the six months ended June 30, 1997 is approximately $236,000 of major repairs and maintenance comprised primarily of exterior renovations, major landscaping, exterior painting and swimming pool repairs. For the six months ended June 30, 1996, approximately $391,000 of major repairs and maintenance comprised primarily of exterior building renovations, major landscaping, exterior painting and parking lot rehabilitation is included in maintenance expenses.

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

At June 30, 1997, the Partnership held cash and cash equivalents of $10,389,000 compared to $7,185,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to increased rental revenues and interest income, partially offset by increased interest payments, as discussed above.
Net cash used in investing activities increased due to the funding of restricted escrows required by the November 1996 refinancing. Net cash used in financing activities increased due to increased distributions to partners during the six months ended June 30, 1997 compared to 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The notes payable of approximately $30,525,000 have maturity dates ranging from 2003 to 2005, at which time the individual properties will be refinanced or sold. The mortgage notes payable are nonrecourse and are secured by pledges of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Distributions of approximately $7,005,000 and $4,320,000 were made to the partners during the six months ended June 30, 1997 and 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations or property sales, if any, and the availability of cash reserves.




                                    PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


      (b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1997.



                                      SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES/3

                             By: CONCAP EQUITIES, INC.
                                 Its General Partner


                             By:/s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President


                             By:/s/ Ronald Uretta
                                Ronald Uretta
                                Vice President/Treasurer


                             Date: August 7, 1997