Form 10-Q
period 1997-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1997-11-13
CIK 768890

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1997

                                      or

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

                                (864) 239-1000
              (Registrant's telephone number, including area code)

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

                                BALANCE SHEET
                       (in thousands, except unit data)

                                                       September 30,   December 31,
                                                            1997           1996
                                                        (Unaudited)       (Note)
Assets
  Cash and cash equivalents:
     Unrestricted                                       $ 11,527       $ 15,813
     Restricted - tenant security deposits                   469            432
  Accounts receivable                                        100            416
  Investments                                                105            109
  Escrows for taxes and insurance                            568            347
  Restricted escrows                                       2,078          2,174
  Other assets                                             1,020          1,059
  Investment properties:
     Land                                                 12,371         12,371
     Building and related personal property               50,563         49,450
                                                          62,934         61,821
     Less accumulated depreciation                       (14,749)       (12,634)
                                                          48,185         49,187
                                                        $ 64,052       $ 69,537

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                      $    349       $    580
  Tenant security deposits                                   470            434
  Accrued property taxes                                     477            183
  Other liabilities                                          432            519
  Mortgage notes payable                                  30,525         30,525
                                                          32,253         32,241
Partners' Capital (Deficit)
  General partner's                                         (436)          (443)
  Limited partners'(383,033 units outstanding)            32,235         37,739
                                                          31,799         37,296
                                                        $ 64,052       $ 69,537

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See Accompanying Notes to Financial Statements


b)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                              STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                       For the Three Months       For the Nine Months
                                       Ended September 30,        Ended September 30,
                                         1997         1996          1997         1996
Revenues:
  Rental income                       $ 3,524       $ 3,370      $10,329      $ 9,602
  Other income                            331           240        1,050          690
  Gain on casualty event                   --            --           16           --
       Total revenues                   3,855         3,610       11,395       10,292

Expenses:
  Operating                             1,126         1,121        3,395        3,326
  General and administrative              138           131          399          452
  Maintenance                             621         1,028        1,562        1,987
  Depreciation                            733           692        2,127        2,028
  Interest                                579           366        1,737        1,098
  Property taxes                          224           242          667          669
       Total expenses                   3,421         3,580        9,887        9,560

Net income                            $   434       $    30      $ 1,508      $   732

Net income allocated
  to general partner's (1%)           $     4       $    --      $    15      $     7

Net income allocated
  to limited partners' (99%)              430            30        1,493          725
                                      $   434       $    30      $ 1,508      $   732

Net income per limited
  partnership unit                    $  1.12       $   .08      $  3.90      $  1.89

                   See Accompanying Notes to Financial Statements

c)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)

                          (in thousands, except unit data)

                                      Limited
                                    Partnership     General    Limited
                                       Units        Partner's  Partners'       Total
Original capital contributions       383,033        $     1      $95,758      $95,759

Partners' (deficit) capital at
  December 31, 1995                  383,033        $  (407)     $43,868      $43,461

Distributions to partners                 --            (48)      (7,270)      (7,318)

Net income for the nine months
  ended September 30, 1996                --              7          725          732

Partners' (deficit) capital
   at September 30, 1996             383,033        $  (448)     $37,323      $36,875

Partners' (deficit) capital
   at December 31, 1996              383,033        $  (443)     $37,739      $37,296

Distributions to partners                 --             (8)      (6,997)      (7,005)

Net income for the nine months
  ended September 30, 1997                --             15        1,493        1,508

Partners' (deficit) capital at
  September 30, 1997                 383,033        $  (436)     $32,235      $31,799

                   See Accompanying Notes to Financial Statements


d)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                              1997             1996
Cash flows from operating activities:
  Net income                                                $ 1,508         $   732
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                              2,127           2,028
    Amortization of lease commissions and
      loan costs                                                107              41
    Gain on casualty event                                      (16)             --
    Loss on disposal of property                                 41             102
    Change in accounts:
      Restricted cash                                           (37)              1
      Accounts receivable                                       316             112
      Escrows for taxes and insurance                          (221)           (344)
      Other assets                                              (66)             29
      Accounts payable                                         (231)           (358)
      Tenant security deposit liabilities                        36              17
      Accrued property taxes                                    294             307
      Other liabilities                                         (87)            122

         Net cash provided by operating activities            3,771           2,789

Cash flows from investing activities:
  Property improvements and replacements                     (1,166)         (1,048)
  Deposits to restricted escrows                               (313)            (24)
  Receipts from restricted escrows                              409             300
  Cash received from borrower on foreclosed property             --              74
  Insurance proceeds from casualty event                         16              --
  Dividends received                                              4              --

         Net cash used in investing activities               (1,050)           (698)

Cash flows from financing activities:
  Payments on mortgage notes payable                             --            (139)
  Loan costs paid                                                (2)           (107)
  Distributions to partners                                  (7,005)         (7,318)

         Net cash used in financing activities               (7,007)         (7,564)

Net decrease in unrestricted cash and cash equivalents       (4,286)         (5,473)

Unrestricted cash and cash equivalents at beginning
  of period                                                  15,813           9,871

Unrestricted cash and cash equivalents at end
  of period                                                 $11,527         $ 4,398

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $ 1,647         $ 1,039

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                        STATEMENTS OF CASH FLOW (CONTINUED)
                                    (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Acquisition

On February 14, 1996, Consolidated Capital Institutional Properties/3 foreclosed on South City Business Center, the investment property collateralizing the note receivable between Consolidated Capital Institutional Properties/3 and Lincoln South City Business Center Limited Partnership. As of September 30, 1996, in connection with this transaction, the following accounts had been adjusted by the amounts noted (in thousands):


Accounts receivable                 $    15
Security deposit liability              (72)
Investment properties                 4,383
Notes receivable                     (4,400)

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

                 See Accompanying Notes to Financial Statements

e)                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - INVESTMENT PROPERTY ACQUIRED

During 1995, the debtor stopped making note payments on the note secured by the South City Business Center. An affiliate of the General Partner was appointed receiver in September 1995, and the foreclosure proceedings were completed on February 14, 1996, at which time the Partnership assumed operations at the property. The estimated net realizable value at the time of acquisition was $4,400,000 including cash of $74,000, accounts receivable of $15,000, a security deposit liability of $72,000 which the Partnership received along with the South City investment property of approximately $4,383,000.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has paid property management fees based on collected gross rental revenues for property management services in each of the nine month periods ended September 30, 1997 and 1996. Property management fees of approximately $548,000 and $484,000 were paid to affiliates of the General Partner for the nine months ending September 30, 1997 and 1996, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. Reimbursements for services of affiliates of approximately $270,000 and $295,000 were paid to the General Partner and affiliates for the nine months ended September 30, 1997 and 1996.

For the period of January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE D - COMMITMENT


The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Cash, tenant security deposits and investments, totaling approximately $12,101,000 were greater than the reserve requirement of approximately $3,631,000 at September 30, 1997.

NOTE E - DISTRIBUTIONS

The Partnership made distributions of cash generated from operations of approximately $838,000 and $4,821,000 for the nine months ended September 30, 1997 and 1996, respectively. The Partnership also made distributions of cash from surplus funds of approximately $6,161,000 and $2,497,000 for the nine months ended September 30, 1997 and 1996, respectively. In addition, during October 1997, the Partnership distributed approximately $1,593,000 from operations and $5,408,000 from surplus funds.

In April of 1997, the Partnership paid state withholding taxes of $6,000 for non-resident limited partners. This payment is reflected as a distribution to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of eight apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:

                                                    Average
                                                   Occupancy
Property                                        1997        1996

Cedar Rim Apartments
   Renton, Washington                           94%          93%
City Heights Apartments
   Seattle, Washington                          96%          95%
Corporate Center Office Complex
  Tampa, Florida                                99%          94%
Hidden Cove by the Lake Apartments
  Belleville, Michigan                          92%          93%
Lamplighter Park Apartments
  Belleview, Washington                         95%          97%
Park Capitol Apartments
  Salt Lake City, Utah                          97%          98%
Sandpiper Apartments
  St. Petersburg, Florida                       96%          89%
South City Business Center
  Chula Vista, California                       90%          86%
Tamarac Village Apartments
  Denver, Colorado                              94%          94%
Williamsburg Manor Apartments
  Cary, North Carolina                          97%          94%

The General Partner attributes the increase in occupancy at Corporate Center to current tenant expansions and several new tenants in previously vacant units. The occupancy increase at Williamsburg Manor and Sandpiper is due to interior and exterior renovations and improved market conditions. South City Business Center's occupancy increase is due to a stronger local market in 1997.

The Partnership realized net income of approximately $1,508,000 for the nine months ended September 30, 1997 compared to approximately $732,000 for the nine months ended September 30, 1996. Net income for the three months ended September 30, 1997 was approximately $434,000 compared to approximately $30,000 for the three months ended September 30, 1996. The increase in net income for the three and nine month periods ended September 30, 1997 is primarily attributable to increased rental income resulting from improved occupancy and increased rental rates at several properties. In addition, other income increased as a result of increased tenant charges at various properties as well as greater interest income earned on increased cash balances. Total revenues were positively affected by South City's revenue for the full nine months ended September 30, 1997 compared to the period from February 14, 1996, the date of South City's acquisition, to September 30, 1996. Also contributing to the increase in net income for the nine month period was a casualty gain of $16,000 relating to fire damage at Hidden Cove by the Lake Apartments. General and administrative expenses decreased for the nine months ended September 30, 1997, due to a decrease in professional fees and expense reimbursements. Also contributing to the increase in net income is a decrease in maintenance expense. Included in maintenance expenses for the nine months ended September 30, 1997 is approximately $457,000 of major repairs and maintenance compared to approximately $1,039,000 for the nine months ended September 30, 1996. The decrease in major repairs and maintenance is due to various rehabilitation projects in 1996 at Williamsburg Manor, Lamplighter, Cedar Rim, and City Heights. At Williamsburg Manor, exterior renovation involving siding, gutter and shutter repairs, as well as exterior painting, accounted for approximately $203,000 of the maintenance expenses. At Lamplighter, approximately $104,000 was spent on exterior painting. At Cedar Rim, 1996 expenditures included an exterior building rehabilitation project of approximately $118,000 for repairs to exterior lighting, balconies, and siding and parking lot repairs of approximately $30,000. At City Heights, $91,000 was spent on exterior painting. Partially offsetting these changes was an increase in interest expense. The increase in interest expense is due primarily to the refinancing of Tamarac Village and Lamplighter Park and new debt on Hidden Cove, Cedar Rim and City Heights, whose debt balances increased approximately $12,500,000 in November of 1996.

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

At September 30, 1997, the Partnership held cash and cash equivalents of $11,527,000 compared to $4,398,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to increased rental revenues and interest income, and decreased maintenance expense partially offset by increased
interest payments, as discussed above.   Net cash used in investing activities
increased due to the funding of restricted escrows required by the November 1996 refinancings. Net cash used in financing activities decreased due to decreased distributions to partners during the nine months ended September 30, 1997 compared to 1996. During October 1997, the Partnership distributed an additional $7,001,000 to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The notes payable of approximately $30,525,000 have maturity dates ranging from 2003 to 2005, at which time the individual properties will be refinanced or sold. The mortgage notes payable are nonrecourse and are secured by pledges of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Distributions of approximately $7,005,000 and $7,318,000 were made to the partners during the nine months ended September 30, 1997 and 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations or property sales, if any, and the availability of cash reserves.



                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1997.



                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES/3

                             By:  CONCAP EQUITIES, INC.
                                  Its General Partner


                             By:  /s/William H. Jarrard, Jr.
                                  William H. Jarrard, Jr.
                                  President and Director


                             By:  /s/Ronald Uretta
                                  Ronald Uretta
                                  Vice President/Treasurer


                           Date:  November 13, 1997