Form 10-K
period 1997-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1998-03-12
CIK 768890

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1997

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

       Registrant's telephone number, including area code (864) 239-1000


          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

291,947.5 of the partnership's 383,033 Limited Partnership Units ("Units") are held by non-affiliates. The aggregate market value of Units held by non-affiliates is not determinable since there is no public trading market for Units
and transfers of Units are subject to   certain restrictions.



                                       PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. On July 23, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-97664) and commenced a public offering for sale of $200,000,000 of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on May 15, 1987, with 383,033 units sold for $250 each, or gross proceeds of $95,758,250 to the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-14187).

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

Through December 31, 1994, the Partnership had made twelve (12) specific loans against a Master Loan agreement and advanced a total of $67,300,000. EP/3 used $17,300,000 of the loaned funds to purchase two (2) apartment complexes and one
(1) office building.  EP/4 used $34,700,000 of the loaned funds to purchase four
(4) apartment complexes and one (1) office building, which was subsequently sold in 1989. EP/5 used $15,300,000 of the loaned funds to purchase two (2) apartment complexes and two (2) office buildings. Through a series of transactions, the Partnership has acquired all of EP/3, EP/4 and EP/5's properties in full settlement of their liability under the Master Loan. For a brief description of the properties owned by the Partnership refer to Item 2 - Description of Properties.

As of December 31, 1997, the Partnership's working capital reserves are greater than 5% of Net Invested Capital as required by the Partnership Agreement. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of Partnership liquidity and capital resources. Also, see "Item 8 - Financial Statements and Supplementary Data," for the amounts of revenue and operating profit or loss generated by the Partnership's operations for its last three years.

Prior to 1989, the Partnership had loaned $17,300,000 to EP/3, $34,700,000 to EP/4 and $15,300,000 to EP/5, subject to non-recourse notes with participation interests (collectively referred to as the "Master Loan"), pursuant to a Master Loan Agreement dated February 26, 1986, between the Partnership and EP/3, EP/4 and EP/5. The Partnership secured the Master Loan with deeds of trust or mortgages on real properties and by the assignment and pledge of promissory notes from the partners of EP/3, EP/4 and EP/5. In November 1994, the
Partnership entered into an agreement   with EP/3 whereby one property was
deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were instituted by the Partnership on the other asset which collateralized the Master Loan. The Partnership assumed a note payable of approximately $1,200,000 in exchange for full settlement of EP/3's liability under the Master Loan. During 1992, the Partnership foreclosed on the last remaining EP/4 apartment complex in full settlement of EP/4's liability under the Master Loan. Previously, the Partnership foreclosed on three of EP/4's apartment complexes and EP/4's interest in one note receivable secured by the office building sold in 1989, and acquired EP/5's two apartment complexes and two office buildings through a transfer of ownership in full settlement of EP/5's liability under the Master Loan.

During 1993, the major tenant who occupied 95% of the Sutter D Office Building, one of the three EP/3 properties collateralizing the Master Loan, did not renew its lease and vacated the building. EP/3 was unable to replace the tenant under terms that were economically viable for the property and defaulted on the approximately $2,100,000 third party mortgage debt secured by the Sutter D Office Building. During 1994, the Sutter D Office Building serving as collateral for the Master Loan was posted for foreclosure by the first lienholder. This foreclosure had no gain or loss effect to the Partnership.

In November 1994, the Partnership entered into a settlement with EP/3 whereby the Williamsburg Manor Apartments were deeded in lieu of foreclosure to the Partnership and foreclosure proceedings were initiated by the Partnership on the Sandpiper I and II Apartments, the remaining properties collateralizing the Master Loan. The Partnership also assumed a note payable of approximately $1,200,000 in exchange for full settlement of EP/3's liability for the Master Loan and recognized a net loss of approximately $413,000 on the settlement of the Master Loan at December 31, 1994.

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

At December 31, 1997, the Partnership owned eight apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, one office building located in Florida and one shopping center in California, which range in age from 12 to 29 years old. These properties are hereinafter referred to as the "Partnership Properties".

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1997, Insignia Properties Trust, an affiliate of Insignia, owned 100% of the outstanding stock of CEI. At December 31, 1997, Insignia Properties L.P., an affiliate of Insignia, owned 43,220 Units of the Partnership.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 145,000 of the outstanding units of limited partnership interest in the Partnership, at $85 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 31, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the SEC on December 31, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on
Schedule 14D-9 filed with the SEC), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in
response to the Offer to Purchase.   In addition, because of these conflicts of
interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. Subsequent to December 31, 1997, Insignia Properties, L.P. acquired an additional 47,865.5 units as a result of the aforementioned tender offer.

A further description of the Partnership's business is included in "Management's Discussion and Analysis of financial condition and Results of Operations" included in "Item 7." of this Form 10-K.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by affiliates of Insignia. The real estate business is highly competitive, and the Partnership is not a significant factor in this industry.

The Registrant's properties are subject to competition from similar properties in the vicinities in which they are located. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain
cases environmental testing has been    performed, which resulted in no
material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.


ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investment in properties:


                            Date of
Property                   Purchase         Type of Ownership         Use

Cedar Rim                   4/12/91      Fee ownership subject      Apartment
 New Castle, Washington                  to first mortgage.         104 units

City Heights                4/13/90      Fee ownership subject      Apartment
 Seattle, Washington                     to first mortgage.         105 units

Corporate Center            4/13/90      Fee ownership.             Commercial
 Tampa, Florida                                                     108,000 s.f.

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

Park Capitol                4/13/90      Fee ownership subject      Apartment
 Salt Lake City, Utah                    to first mortgage.         135 units

Tamarac Village             6/10/92      Fee ownership subject      Apartment
 I,II,III,IV                             to first mortgage.         564 units
 Denver, Colorado

Williamsburg Manor         11/30/94      Fee ownership subject      Apartment
 Cary, North Carolina                    to first mortgage.         183 units

Sandpiper I & II           11/30/94      Fee ownership subject      Apartment
 St. Petersburg, Florida                 to first mortgage.         276 units

South City Business         2/14/96      Fee ownership.             Commercial
  Center, Chula Vista,                                              169,000 s.f.
   California


SCHEDULE OF PROPERTIES (IN THOUSANDS):

                           Gross
                         Carrying    Accumulated                             Federal
Property                   Value     Depreciation     Rate        Method    Tax Basis
Cedar Rim                $ 4,842       $1,657        3-20 yrs       S/L    $  4,801
City Heights               4,874        1,685        3-20 yrs       S/L       4,711
Corporate Center           3,464        1,417        5-20 yrs       S/L       3,731
Hidden Cove                5,410        2,202        3-20 yrs       S/L       4,226
Lamplighter Park           8,073        2,015        3-20 yrs       S/L       6,907
Park Capitol               2,918        1,204        5-20 yrs       S/L       2,308
Tamarac Village           14,479        3,311        5-20 yrs       S/L      12,156
Williamsburg Manor         6,927          825        5-22 yrs       S/L       6,243
Sandpiper I & II           7,842          921        5-22 yrs       S/L       7,080
South City                 4,497          237        5-25 yrs       S/L       4,381

                         $63,326      $15,474                              $ 56,544

See "Note A" of the Notes to Financial Statements included in "Item 8" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES (IN THOUSANDS):


                          Principal                            Principal
                         Balance At       Stated                Balance
                        December 31,     Interest   Maturity     Due At
Property                    1997           Rate       Date      Maturity

Cedar Rim                 $ 2,000         7.33%     11/01/03    $2,000
City Heights                2,600         7.33%     11/01/03     2,600
Hidden Cove                 2,200         7.33%     11/01/03     2,200
Lamplighter Park            3,500         7.33%     11/01/03     3,500
Park Capitol                2,725         6.95%     12/01/05     2,725
Tamarac Village             9,400         7.33%     11/01/03     9,400
Williamsburg Manor          4,150         6.95%     12/01/05     4,150
Sandpiper I & II            3,950         6.95%     12/01/05     3,950
                          $30,525

The mortgage loans on each of the properties mature at various times with balloon payments due at maturity. Throughout the mortgage terms, interest only payments are required. The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenues from the respective properties. The notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

In December 1995, three of the Partnership's investment properties, Williamsburg Manor, Park Capitol, and Sandpiper I and II, obtained refinancing. Total proceeds from the refinancings totaled $10,825,000. For the terms of these mortgage notes, see table above. Loan costs of approximately $360,000 were incurred by the properties as a result of the refinancings, and are included in other assets on the balance sheet. Park Capitol was charged a prepayment penalty due to the early payoff of the old debt which resulted in the extraordinary loss on refinancing of $18,000 for December 31, 1995.

During 1995, the Partnership had two notes payable, originally maturing in January 1995, which were extended to June 1995. The Lamplighter Park Apartments note payable was approximately $4,600,000, and the Tamarac Village note payable was approximately $2,800,000. On June 30, 1995, an extension agreement was reached on the indebtedness secured by Lamplighter Park Apartments, which extended the maturity of this mortgage debt to June 30, 1997. This property's debt was refinanced in November of 1996. In December 1995, the indebtedness secured by Tamarac Village was paid in full.

In November of 1996, five of the Partnership's investment properties, Cedar Rim, City Heights, Hidden Cove, Lamplighter Park and Tamarac Village, obtained initial financing or refinanced existing notes. Proceeds from this transaction totaled $19,700,000. For the terms of these mortgage notes, see table above. Loan costs of $579,000 were incurred by the properties as a result of the refinancings, and are included in other assets on the balance sheet.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                               Average Annual           Average Annual
                              Rental Rates (1)             Occupancy
Property                     1997         1996         1997         1996

Cedar Rim                 $ 9,324       $ 8,837         96%          94%
City Heights               10,085         9,591         96%          96%
Corporate Center             5.71          5.68         99%          94%
Hidden Cove                 8,469         8,258         91%          94%
Lamplighter Park            8,804         7,925         95%          96%
Park Capitol                7,708         7,276         97%          98%
Tamarac Village             7,006         6,659         94%          94%
Williamsburg Manor          8,569         8,200         97%          95%
Sandpiper I & II            6,963         6,736         95%          91%
South City                   6.60          5.38         89%          88%

(1) The average annual rental rates for Corporate Center and South City are per square foot. The rates are per unit for the apartment complexes.

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


The following is a schedule of lease expirations for the years 1998 - 2007:


   Corporate        Number of                                         % of Gross
     Center        Expirations     Square Feet      Annual Rent       Annual Rent
                                                 (in thousands)
1998                    9             37,920        $  206               34.7%
1999                    9             34,720           201               33.9%
2000                    6             18,230           108               18.2%
2001                    2              9,600            63               10.6%
2002                    1              2,400            16                2.6%
2003 - 2007             0                  0             0                  0

                    Number of                                       % of Gross
South City         Expirations      Square Feet     Annual Rent     Annual Rent
                                                   (in thousands)
1998                   19               28,137       $  199             19.2%
1999                   14               25,698          192             18.5%
2000                   10               32,122          192             18.4%
2001                    2                3,467           27              2.6%
2002                    1                2,650           25              2.7%
2003 - 2007             1                8,808           51              4.9%


No tenant at South City occupies 10% or more of the leasable square feet.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for Corporate Center:


        Nature of       Square Footage     Annual Rent       Lease
        Business           Leased          Per Sq. Ft.      Expiration

        Retailer           12,000            $5.55          11/30/98
        Soil Testing       11,940             4.96          02/28/99



SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:


                                   1997          1997
                                  Taxes          Rate

Cedar Rim                         $ 65          1.36%
City Heights                        75          1.31%
Corporate Center                    63          2.50%
Hidden Cove                         65          4.54%
Lamplighter Park                    81          1.25%
Park Capitol                        41           .80%
Tamarac Village                    147           .84%
Williamsburg Manor                  75          1.22%
Sandpiper I & II                   174          2.45%
South City                          74          1.29%

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

As of December 31, 1997, the number of holders of record of Limited Partnership Units was 18,280. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made distributions of cash generated from operations of approximately $2,438,000, $4,821,000 and $3,644,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership also made distributions of cash from surplus funds of approximately $11,569,000 and $2,497,000 for the years ended December 31, 1997 and 1996, respectively. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves as discussed in "Note H - Commitment" in "Item 7" of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8 - Financial Statements and Supplementary Data."

                                                 FOR THE YEARS ENDED DECEMBER 31,
STATEMENTS OF OPERATIONS                    1997     1996      1995     1994     1993
                                           (in thousands, except per unit data)
Revenues                                 $ 15,173 $ 14,047  $ 12,708 $ 10,814 $ 10,441
Costs and expenses                        (13,237) (12,894)  (14,314) (10,929) (11,381)
Income (loss) from operations               1,936    1,153    (1,606)    (115)    (940)
Net gain (loss) on sales of securities         --       --        --       (1)      --
Net gain (loss) on acquisition of
 real estate                                   --       --        --     (413)      --
Settlement costs                               --       --        --       --     (201)
Income (loss) before
 extraordinary item                         1,936    1,153    (1,606)    (529)  (1,141)
Extraordinary item                             --       --       (18)      --       --
Net income (loss)                        $  1,936 $  1,153  $ (1,624)$   (529)$ (1,141)

Net income (loss) per Limited
 Partnership Unit:
Income (loss) from operations            $   5.00 $   2.98  $  (4.15)$   (.30)$  (2.43)
Net gain (loss) on acquisition of
 real estate                                   --       --        --    (1.07)      --
Settlement costs                               --       --        --       --     (.52)
Income (loss) before
 extraordinary item                          5.00     2.98     (4.15)   (1.37)   (2.95)
Extraordinary item                             --       --      (.05)      --       --
Net income (loss)                        $   5.00 $   2.98  $  (4.20)$  (1.37)$  (2.95)

Distributions per Limited
 Partnership Unit                        $  36.13 $  18.98  $   9.42 $   9.12 $   7.20

Limited Partnership
 Units outstanding                        383,033  383,033   383,033  383,033  383,033


                                           AS OF DECEMBER 31,
 BALANCE SHEETS        1997         1996         1995         1994       1993
                                            (in thousands)

 Total assets       $ 57,086     $ 69,537      $ 62,863    $ 61,910   $ 65,628
 Notes payable      $ 30,525     $ 30,525      $ 17,995    $ 12,318   $ 11,541




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

1997 Compared with 1996

The Partnership realized net income of $1,936,000 for the year ended December 31, 1997 compared to $1,153,000 for the year ended December 31, 1996. The increase in net income is primarily attributable to increased rental income resulting from improved occupancy and increased rental rates at several properties. In addition, other income increased as a result of increased tenant charges, including lease cancellation, application, and cleaning fees, as well as greater interest income earned on increased average cash balances. Total revenues were positively affected by South City's revenue for the full year ended December 31, 1997 compared to the period from February 14, 1996, the date of South City's acquisition, to December 31, 1996. General and administrative expenses decreased for the year ended December 31, 1997, due to a decrease in professional fees and expense reimbursements.

Also contributing to the increase in net income is a decrease in operating expense. Included in operating expense for the year ended December 31, 1997 is approximately $719,000 of major repairs and maintenance compared to approximately $1,234,000 for the year ended December 31, 1996. The decrease in major repairs and maintenance is due to various rehabilitation projects in 1996 at Williamsburg Manor, Lamplighter, Cedar Rim, and City Heights. At Williamsburg Manor, exterior renovation involving siding, gutter and shutter repairs, as well as exterior painting, accounted for approximately $257,000 of the operating expenses. At Lamplighter, approximately $119,000 was spent on exterior painting. At Cedar Rim, 1996 expenditures included an exterior building rehabilitation project of approximately $125,000 for repairs to exterior lighting, balconies, painting, and siding and parking lot repairs of approximately $30,000. At City Heights, $91,000 was spent on exterior painting during 1996. The 1997 extraordinary expenses are comprised primarily of exterior building improvements, exterior painting, gutter repair, parking lot rehabilitation and major landscaping. Partially offsetting these changes were increases in interest expense and depreciation expense. The increase in interest expense is due primarily to the refinancing of Tamarac Village and Lamplighter Park and new debt on Hidden Cove, Cedar Rim and City Heights, whose debt balances increased approximately $12,500,000 in November of 1996. Depreciation expense increased due to the increase in the depreciable asset base at several of the Partnership's properties from capital additions of approximately $1,692,000 and $1,699,000 during 1997 and 1996, respectively.

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

Offsetting these changes were increases in operating and depreciation expenses, which are due in part to the acquisition of South City Business Center. The increase in operating expenses was also impacted by increased repair and maintenance expenditures resulting from efforts to increase the curb appeal of several of the Partnership's properties. Depreciation expense increased due to an increase in the depreciable asset base at several of the Partnership's properties from capital additions of approximately $1,699,000 and $1,401,000 during 1996 and 1995, respectively, and the addition of South City as a depreciable asset. The decrease in other income resulted primarily from no interest income being recognized on the South City note receivable in 1996 while $275,000 of interest income was recorded in 1995. The increase in interest expense is due primarily to the refinancing of Williamsburg Manor, Park Capitol and Sandpiper I and II, whose debt balances increased approximately $6,000,000 through the refinancings, partially offset by the retirement of the third mortgage secured by Tamarac Village in December 1995.

The borrower on the note receivable secured by the South City Business Center placed the property under Chapter 11 protection in September 1992. In April 1993, the Bankruptcy Court approved the borrower's reorganization plan pursuant to which the General Partner and the borrower agreed to a restructure agreement. During 1995, the debtor stopped making note payments on the South City note in June and officially defaulted on the note in August. The Partnership obtained an appraisal of the collateral and it was determined that this note receivable was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 related to South City Business Center to adjust the note balance to the estimated net realizable value of the collateral. An affiliate of the General Partner was appointed receiver in September 1995, and the foreclosure proceedings were finalized during the first quarter of 1996.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership held unrestricted cash of approximately $5,054,000 compared to approximately $15,813,000 at December 31, 1996. The net decrease in cash and cash equivalents for the year ended December 31, 1997 is $10,759,000 compared to a net increase of $5,942,000 for the year ended December 31, 1996. Net cash provided by operations increased primarily due to increased rental revenues and interest income, and decreased operating expenses, partially offset by increased interest payments, as discussed above. Net cash used in investing activities decreased due to the 1996 funding of restricted escrows required by the 1996 refinancings. Net cash used in financing activities increased due to higher distributions to the partners during 1997 compared to 1996 and the 1996 net proceeds from the mortgage refinancings which were included in net cash provided by financing activities.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The notes payable of $30,525,000 have maturity dates ranging from 2003 to 2005 at which time the individual properties will be refinanced or sold. Distributions of approximately $14,007,000 and $7,318,000 were made to the partners during 1997 and 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $5.2 million at December 31, 1997, were greater than the reserve requirement of approximately $3.4 million.

In December 1995, three of the Partnership's properties, Williamsburg Manor, Sandpiper I and II, and Park Capitol, were successfully refinanced. Total proceeds from the refinancings totaled $10,825,000. The extraordinary loss on refinancing of approximately $18,000 resulted from a prepayment penalty charged for the early payoff of the original debt secured by Park Capital. In November of 1996, five of the Partnership's investment properties, Cedar Rim, City Heights, Hidden Cove, Lamplighter Park and Tamarac Village, obtained initial financing or refinanced existing notes. Proceeds from this transaction totaled $19,700,000. Throughout the mortgage term, interest-only payments are made on the financed properties. Loan costs of $941,000 were incurred by the properties as a result of the refinancings.

The General Partner has received a nonbinding letter of intent from an unaffiliated party interested in pursuing the purchase of Lamplighter Park Apartments. The General Partner is currently evaluating the terms of the offer and plans to make a decision with regard to the sale before March 31, 1998.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS

 Report of Ernst & Young, LLP, Independent Auditors

 Balance Sheets - December 31, 1997 and 1996

 Statements of Operations - Years Ended December 31, 1997, 1996 and 1995

 Statements of Changes in Partners' Capital (Deficit) - Years Ended
   December 31, 1997, 1996 and 1995

 Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995


 Notes to Financial Statements

 Schedules are not submitted because either they are not applicable or the information required is included in the Financial Statements, including the notes thereto.



                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/3 as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
January 23, 1998


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                   BALANCE SHEETS
                          (in thousands, except unit data)



                                                      Years Ended December 31,
                                                         1997           1996
Assets
  Cash and cash equivalents                          $  5,054        $ 15,813
  Receivables and deposits                                960           1,196
  Investments (Note C)                                    105             109
  Restricted escrows                                    2,141           2,174
  Other assets                                            974           1,058
  Investment properties: (Notes A, F, and M)
     Land                                              12,371          12,371
     Buildings and related personal property           50,955          49,450
                                                       63,326          61,821
     Less accumulated depreciation                    (15,474)        (12,634)
                                                       47,852          49,187

                                                     $ 57,086        $ 69,537

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                   $    172        $    580
  Tenant security deposits                                460             434
  Accrued taxes                                           264             183
  Other liabilities                                       440             519
  Mortgage notes payable (Note F)                      30,525          30,525
                                                       31,861          32,241
Partners' Capital (Deficit)
  General partner's                                      (589)           (443)
  Limited partners' (383,033 units outstanding)        25,814          37,739
                                                       25,225          37,296

                                                     $ 57,086        $ 69,537

                   See Accompanying Notes to Financial Statements



                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                               STATEMENTS OF OPERATIONS
                           (in thousands, except unit data)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                    1997        1996         1995
Revenues:
  Rental income                                  $ 13,874     $ 12,981     $ 11,362
  Interest and other income                         1,307          952        1,346
  Gain (loss) on casualty events (Note D)              (8)         114           --
     Total revenues                                15,173       14,047       12,708

Expenses:
  Operating                                         6,680        7,092        5,857
  General and administrative                          501          618          714
  Depreciation                                      2,852        2,741        2,505
  Interest                                          2,316        1,573        1,212
  Property taxes                                      888          870          771
  Write-down of note receivable (Note E)               --           --        3,255
     Total expenses                                13,237       12,894       14,314

Income (loss) before extraordinary item             1,936        1,153       (1,606)

Extraordinary loss from refinancing (Note F)           --           --          (18)

Net income (loss)                                $  1,936     $  1,153     $ (1,624)

Net income (loss) allocated to general
  partner (1%)                                   $     19     $     12     $    (16)
Net income (loss) allocated to limited
  partners (99%)                                    1,917        1,141       (1,608)

                                                 $  1,936     $  1,153     $ (1,624)

Net income (loss) per Limited Partnership Unit:

 Income (loss) before extraordinary item         $   5.00     $   2.98     $  (4.15)
 Extraordinary item                                    --           --         (.05)

 Net income (loss)                               $   5.00     $   2.98     $  (4.20)

Distributions per Limited Partnership Unit       $  36.13     $  18.98     $   9.42

                 See Accompanying Notes to Financial Statements


                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                 For the Years Ended December 31, 1997, 1996 and 1995
                           (in thousands, except unit data)

                                     LIMITED
                                   PARTNERSHIP      GENERAL      LIMITED
                                      UNITS        PARTNER'S    PARTNERS'      TOTAL
Original capital contributions        383,033      $     1     $ 95,758     $ 95,759

Balance at December 31, 1994          383,033      $  (355)    $ 49,084     $ 48,729

Net loss for the year ended
  December 31, 1995                        --          (16)      (1,608)      (1,624)

Distributions to partners                  --          (36)      (3,608)      (3,644)

Balance at December 31, 1995          383,033         (407)      43,868       43,461

Net income for the year ended
  December 31, 1996                        --           12        1,141        1,153

Distributions to partners                  --          (48)      (7,270)      (7,318)

Balance at December 31, 1996          383,033         (443)      37,739       37,296

Net income for the year ended
  December 31, 1997                        --           19        1,917        1,936

Distributions to partners                  --         (165)     (13,842)     (14,007)

Balance at December 31, 1997          383,033     $   (589)    $ 25,814     $ 25,225

                    See Accompanying Notes to Financial Statements

                   CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                               STATEMENTS OF CASH FLOWS
                                    (in thousands)


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                        1997         1996        1995
Cash flows from operating activities:
   Net income (loss)                                 $  1,936       $ 1,153     $(1,624)
   Adjustments to reconcile net income (loss)  net
    to net cash provided by operating activities:
     Depreciation                                       2,852         2,741       2,505
     Amortization of lease commissions
       and loan costs                                     146            68          34
     Loss (gain) on casualty event                          8          (114)         --
     Loss on disposal of property                          41           149          11
     Write-down of note receivable                         --            --       3,255
     Interest reduction on note receivable                 --            --          46
     Changes in accounts:
      Receivables and deposits                            236           (36)       (587)
      Other assets                                        (60)           (9)       (107)
      Accounts payable                                   (408)         (201)        402
      Tenant security deposit liability                    26            23          42
      Property taxes                                       81             6         (58)
      Other liabilities                                   (79)          140         158

         Net cash provided by
          operating activities                          4,779         3,920       4,077

Cash flows from investing activities:
   Property improvements and replacements              (1,692)       (1,699)     (1,401)
   Net receipts from (deposits to)
    restricted escrows                                     33          (986)     (1,188)
   Purchase of investments                                 --            --     (11,251)
   Proceeds from sales of investments                      --            --      14,318
   Net cash received in foreclosure                        --            74          --
   Net insurance proceeds from casualty events            126            --          --
   Dividends received                                       4            --          --

         Net cash (used in) provided by
          investing activities                       $ (1,529)      $(2,611)   $    478

Cash flows from financing activities:
   Payments on mortgage notes payable                $    --        $  (158)   $  (448)
   Proceeds from refinancing                              --         19,700     10,825
   Repayment of mortgage debt                             --         (7,012)    (4,699)
   Loan costs paid                                        (2)          (579)      (360)
   Partners' distributions                           (14,007)        (7,318)    (3,644)

       Net cash (used in) provided by
        financing activities                         (14,009)         4,633      1,674

Net (decrease) increase in cash and
   cash equivalents                                  (10,759)         5,942      6,229

Cash and cash equivalents at beginning of year        15,813          9,871      3,642

Cash and cash equivalents at end of year             $ 5,054        $15,813    $ 9,871

Supplemental disclosure of cash
  flow information:
    Cash paid for interest                           $ 2,196        $ 1,372    $ 1,139

At December 31, 1996, in connection with a fire at Lamplighter Park, investment properties, receivables and deposits, and accounts payable were adjusted $134,000, $265,000 and $269,000, respectively, for non-cash activity.

Also, notes receivable and property improvements and replacements were adjusted by $4,400,000 and $4,383,000 to reflect the acquisition of South City through foreclosure of the note receivable (see Note G).


                See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                           NOTES TO FINANCIAL STATEMENTS
                                 December 31, 1997

NOTE A - ORGANIZATION OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Consolidated Capital Institutional Properties/3 (the "Partnership"), a California limited partnership, was formed on May 23, 1984, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, ConCap Equity Partners/3, ConCap Equity Partners/4, and ConCap Equity Partners/5, ("EP/3", "EP/4", and "EP/5", respectively), California limited partnerships in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"). The Partnership entered into a Master Loan Agreement with EP/3, EP/4, and EP/5, pursuant to which the aggregate principal would not exceed the net amount raised by the Partnership's offering of approximately $96,000,000.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1997, Insignia Properties Trust, an affiliate of Insignia, owned 100% of the outstanding stock of CEI. At December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia, owned 43,220 Units of the Partnership.

The Partnership operates eight apartment properties and two commercial properties located throughout the United States.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina, 29602.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows: As a result of the refinancing of Williamsburg Manor, Sandpiper I & II and Park Capitol in 1995 and Lamplighter Park, Tamarac Village, Hidden Cove, Cedar Rim, and City Heights in 1996, the following reserves were established:

    Capital Improvement Reserve - As part of the refinancings, the properties deposited $1,416,000 in 1996 and $843,000 in 1995 with the mortgage companies to establish a Capital Reserve designated for certain capital improvements. At December 31, 1997, this reserve totaled approximately $1,400,000.

    Replacement Reserve - As a result of the refinancings, each property will make monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1997, this reserve totaled approximately $741,000.

Note Receivable Impairment: In 1995, the Partnership adopted "Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting By Creditors for Impairment of a Loan." Under the new standard, the provision for credit losses, related to loans that are identified for evaluation in accordance with FASB Statement No. 114, is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 ($1,500,000 in the fourth quarter) on the note receivable to adjust the note balance to the estimated net realizable value of the collateral. See "Note E - Notes and Interest Receivable" regarding the 1996 foreclosure proceedings.

Investment Properties: Investment properties are stated at cost. Costs of properties that have been permanently impaired have been reduced to the estimated fair market value. Acquisition fees are capitalized as a cost of real estate. During 1995, the Partnership adopted "SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recognized on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The adoption of "SFAS No. 121" did not have a material effect on the Partnership's financial statements.

Depreciation: Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 25 years. Tenant improvements are depreciated over the terms of the related leases.

Leases: The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases.

The Partnership leases certain commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, rents are recognized over the terms of the leases as earned.

Interest Recognition on Notes Receivable: The Partnership's policy is to cease accruing interest on notes receivable that have been delinquent for 60 days or more. In addition, interest income is only accrued to the extent collateralized by the net realizable value of the subject property.

Loan Costs: Loan costs of approximately $2,000, $579,000 and $360,000 were capitalized in 1997, 1996 and 1995, respectively (in conjunction with property refinancings). At December 31, 1997 and 1996, a total of $941,000 and $939,000 less accumulated amortization of $171,000 and $51,000, respectively, are included in other assets. Loan costs are amortized on a straight-line basis over the life of the loans.

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

Fair Value of Financial Instruments: "SFAS No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $242,000, $292,000, and $273,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

Reclassifications: Certain reclassifications have been made to the 1996 and 1995 information to conform to the 1997 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The following payments were paid to affiliates of the General Partner during each of the years ending December 31, 1997, 1996 and 1995 (in thousands):

                                             1997        1996        1995
Property management fees (included in
  operating expenses)                      $  737      $  658      $  572
Reimbursement for services
  of affiliates, including $33,000,
  $27,000, and $32,000 of construction
  services reimbursements in 1997,
  1996, and 1995, respectively
  (included in investment properties,
  general and administrative expenses
  and operating expenses)                     374         403         429

Additionally, the Partnership paid $36,000, $32,000 and $14,000 during the years ended December 31, 1997, 1996 and 1995, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid $98,000 to affiliates of Insignia for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the term of the loans.

A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees in connection with the 1996 refinancing of certain of the Partnership's properties (see "Note F"). These fees totaled $60,000 and have been capitalized as loan costs and are being amortized over the term of the loans.

From the period July 1995 to August 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 145,000 of the outstanding units of limited partnership interest in the Partnership, at $85 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 31, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 31, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. Subsequent to December 31, 1997, Insignia Properties, L.P. acquired an additional 47,865.5 units in the Partnership as a result of the aforementioned tender offer.

NOTE C - SECURITIES AVAILABLE FOR SALE

The Partnership accounts for its securities available for sale ("Securities") in accordance with "SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities." As the fair value of the securities held by the Partnership approximate their cost, any unrealized gains or losses are immaterial and, therefore, have not been recorded in the accompanying financial statements. Any such adjustment would be recorded directly to partners' capital (deficit) and would not be reflected in the statement of operations. The cost of securities sold is determined using the specific identification method.

Investments stated at cost, consisted of the following at December 31, 1997 and 1996, (in thousands):


DESCRIPTION                          COST                 MATURITY
                             1997           1996
Commercial Paper             $100           $100          May 1998
Equity Securities               5              9          N/A
                             $105           $109

NOTE D - CASUALTY EVENTS

In October 1996, a fire damaged twelve units at the Lamplighter Park Apartments. The unit where the fire started suffered extensive damage, and as a result, the asset and related accumulated depreciation were written off in 1996. At December 31, 1996, an insurance proceeds receivable was recorded, as well as a miscellaneous payable representing the estimated cost of restoring the damaged units. The net gain recognized in 1996 relating to this fire was $114,000. In 1997, the restoration was completed, and additional unanticipated charges were
incurred.   The net effect of these charges was a casualty loss of approximately
$24,000 being recognized in 1997 relating to the 1996 fire. The 1997 loss was recorded as a reduction to the gain on casualty items on the Partnership's statement of operations.

In 1997, a fire at Hidden Cove by the Lake Apartments damaged ten units in one building at the complex. The units affected suffered primarily smoke and water
damages, and the restoration was completed in the second quarter of 1997.   A
casualty gain of $16,000 was recognized in 1997 as a result of this fire.

NOTE E - NOTES AND INTEREST RECEIVABLE

The borrower on the note receivable secured by the South City Business Center placed the property under Chapter 11 protection in September 1992. In April 1993, the Bankruptcy Court approved the borrower's reorganization plan pursuant to which the General Partner and the borrower agreed to a restructure agreement. During 1995, the debtor stopped making note payments on the South City note in June and officially defaulted on the note in August. The Partnership obtained an appraisal of the collateral and it was determined that this note receivable was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 related to South City Business Center to adjust the note balance to the estimated net realizable value of the collateral. An affiliate of the General Partner was appointed receiver in September 1995, and the foreclosure proceedings were finalized during the first quarter of 1996.


NOTE F - MORTGAGE NOTES PAYABLE

Notes payable at December 31, 1997, consist of the following (in thousands):

                       Principal      Monthly                            Principal
                       Balance At     Payment      Stated                 Balance
                      December 31,   Including    Interest    Maturity     Due At
                          1997       Interest       Rate        Date      Maturity
Property
Cedar Rim              $ 2,000        $  12       7.33%       11/01/03  $  2,000
City Heights             2,600           16       7.33%       11/01/03     2,600
Hidden Cove              2,200           14       7.33%       11/01/03     2,200
Lamplighter Park         3,500           21       7.33%       11/01/03     3,500
Park Capitol             2,725           16       6.95%       12/01/05     2,725
Tamarac Village          9,400           57       7.33%       11/01/03     9,400
Williamsburg Manor       4,150           24       6.95%       12/01/05     4,150
Sandpiper I & II         3,950           23       6.95%       12/01/05     3,950
                       $30,525        $ 183

In December 1995, three of the Partnership's investment properties, Williamsburg Manor, Park Capitol, and Sandpiper I and II, obtained refinancing. Total proceeds from the refinancings totaled $10,825,000. This debt accrues interest at a rate of 6.95% per year, matures on December 1, 2005, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest only payments are made. Loan costs of approximately $360,000 were incurred by the properties as a result of the refinancings, and are included in other assets on the balance sheet. Park Capitol was charged a prepayment penalty due to the early payoff of the old debt which resulted in the extraordinary loss on refinancing of $18,000 for December 31, 1995.

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

NOTE G - SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITY

On February 14, 1996, the Partnership foreclosed on South City Business Center, the investment property collateralizing the note receivable between the Partnership and Lincoln South City Business Center Limited Partnership. In connection with this transaction, the following accounts were adjusted by the amounts noted in 1996 (in thousands):

Accounts receivable                        $    15
Security deposit liability                     (72)
Investment properties                        4,383
Note receivable                             (4,400)

No gain or loss was recorded upon the foreclosure due to the carrying value of the note receivable being adjusted to the value of the underlying collateral during 1995.

NOTE H - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and securities available for sale, totaling approximately $5.2 million, were greater than the reserve requirement of $3.4 million at December 31, 1997.

NOTE I - PARTNERS' EQUITY (DEFICIT)

Net profits, net losses, and distributions are allocated 99% to the Limited Partners and 1% to the general partner.

The Partnership made distributions of cash generated from operations of approximately $2,438,000, $4,821,000 and $3,644,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership also made distributions of cash from surplus funds of approximately $11,569,000 and $2,497,000 for the years ended December 31, 1997 and 1996, respectively.

NOTE J - OPERATING LEASES

Tenants of the Partnership's commercial properties are responsible for payment of their proportionate share of real estate taxes. Insurance, common area maintenance expenses and a portion of the real estate taxes are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share of the real estate taxes.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):


                       1998                           $ 1,088
                       1999                               678
                       2000                               320
                       2001                               131
                       2002                                68
                    Thereafter                            255

                                                      $ 2,540


NOTE K - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
 (in thousands)


                                              Initial Cost
                                              To Partnership
                                                                           Cost
                                                          Buildings     Capitalized
                                                         and Related     (Removed)
                                                           Personal    Subsequent to
Description                   Encumbrances      Land       Property     Acquisition
Cedar Rim                       $ 2,000      $  778      $  4,322       $   864
 New Castle, Washington                                                  (1,122)

City Heights                      2,600       1,197         4,238           598
 Seattle, Washington                                                     (1,159)

Corporate Center                     --       1,071         2,949           544
 Tampa, Florida                                                          (1,100)

Hidden Cove by the Lake           2,200         184         4,416           855
 Belleville, Michigan                                                       (45)

Lamplighter Park                  3,500       2,458         5,167           806
 Bellevue, Washington                                                      (358)

Park Capitol                      2,725         280         2,100           538
 Salt Lake City, Utah

Tamarac Village                   9,400       2,464        10,536         1,635
 I, II, III, & IV                                                          (156)
 Denver, Colorado

Williamsburg Manor                4,150       1,281         5,124           522
 Cary, North Carolina

Sandpiper I & II                  3,950       1,463         5,851           528
 St. Petersburg, Florida

South City Business Center           --       2,006         2,376           115
 Chula Vista, California

           Totals               $30,525     $13,182       $47,079       $ 3,065



 (in thousands)

                     Gross Amount At Which Carried
                      at December 31, 1997
                            Buildings
                           And Related                      Date of
                            Personal           Accumulated  Construc-  Date    Depreciable
 Description       Land     Property    Total  Depreciation   tion   Acquired  Life-Years
Cedar Rim        $   618    $ 4,224   $ 4,842    $ 1,657       1980   4/12/91   3 - 20
City Heights         942      3,932     4,874      1,685       1985   4/13/90   3 - 20
Corporate Center     782      2,682     3,464      1,417       1982   4/13/90   5 - 20
Hidden Cove          184      5,226     5,410      2,202       1972   3/23/90   3 - 20
Lamplighter Park   2,351      5,722     8,073      2,015       1968   4/12/91   3 - 20
Park Capitol         280      2,638     2,918      1,204       1974   4/13/90   5 - 20
Tamarac Village    2,464     12,015    14,479      3,311       1978   6/10/92   5 - 20
Williamsburg       1,281      5,646     6,927        825       1970  11/30/94   5 - 22
Manor
Sandpiper          1,463      6,379     7,842        921   1976/1985 11/30/94   5 - 22
South City         2,006      2,491     4,497        237   1974/1976  2/14/96   5 - 25
                 $12,371    $50,955   $63,326    $15,474

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                     FOR THE YEARS ENDED DECEMBER 31,
                                          1997       1996        1995
                                                (in thousands)
INVESTMENT PROPERTIES:
Balance at beginning of year         $ 61,821    $ 55,835      $ 58,109
  Additions                             1,558       1,833         1,401
  Acquisition through foreclosure          --       4,383            --
  Allocation of valuation reserve          --          --        (3,657)
  Disposal of property                    (53)       (230)          (18)
Balance at end of year                $63,326     $61,821      $ 55,835


 (in thousands)


ACCUMULATED DEPRECIATION:
                                      FOR THE YEARS ENDED DECEMBER 31,
                                        1997         1996        1995
Balance at beginning of year        $12,634      $ 9,958       $ 7,459
  Depreciation of real estate         2,852        2,741         2,505
  Disposal of property                  (12)         (65)           (6)
Balance at end of year              $15,474      $12,634       $ 9,958


The aggregate cost for Federal income tax purposes is:

     1997   $56,544
     1996   $57,213
     1995   $53,180

NOTE L - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except unit data):

                                           1997        1996        1995

Net income as reported                  $   1,936   $  1,153    $  (1,624)
Add (deduct):
Fixed asset write-offs and casualty
  gain                                         25         35        3,266
Loss on foreclosure                            --     (7,732)          --
Depreciation differences                      568        661          709
Change in prepaid rental income               240        (89)         115
Other                                          99         77         (169)

Federal taxable income (loss)           $   2,868   $ (5,895)   $   2,297
Federal taxable income (loss) per
  limited partnership unit              $    7.41   $ (15.24)   $    5.94

The tax basis of the Partnership's assets and liabilities is approximately $21,000,000 greater than the assets and liabilities as reported in the financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young, LLP regarding the 1997, 1996 or 1995 audits of the Partnership's financial statements.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's Managing General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below:

Name                           Age                Position

William H. Jarrard, Jr.        51                 President and Director

Ronald Uretta                  41                 Vice President and Treasurer

Martha L. Long                 38                 Controller

Robert D. Long, Jr.            30                 Vice President

Daniel M. LeBey                32                 Vice President and Secretary

Kelley M. Buechler             40                 Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the General Partner since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), an affiliate of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel.
From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1994 and Assistant Secretary of Insignia since 1991.

ITEM 11.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13" below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of March 1998, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the
      Partnership:


                                          NUMBER OF      PERCENT
      NAME AND ADDRESS                      UNITS        OF TOTAL

      Insignia Properties, L.P.           91,085.5        23.8%
      One Insignia Financial Plaza
      Greenville, SC  29602

      Insignia Properties, L.P. is an affiliate of Insignia (see "Item 1").

(b)   Beneficial Owners of Management

      Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)   Changes in Control

      Beneficial Owners of CEI

      As of January 1, 1998, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

                                         NUMBER OF       PERCENT
      NAME AND ADDRESS                   CEI SHARES      OF TOTAL

      Insignia Properties Trust           100,000          100%
      One Insignia Financial Plaza
      Greenville, SC  29602

      Insignia Properties Trust is an affiliate of Insignia (see "Item 1").


During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 145,000 of the outstanding units of limited partnership interest in the Partnership, at $85 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 31, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 31, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. Subsequent to December 31, 1997, Insignia Properties, L.P. acquired an additional 47,865.5 units as a result of the aforementioned tender offer.

There are no arrangements known to the General Partner, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The following payments were paid to affiliates of the General Partner during each of the years ending December 31, 1997, 1996 and 1995 (in thousands):

                                             1997        1996        1995

Property management fees                   $  737      $  658      $  572
Reimbursement for services
  of affiliates, including $33,000,
  $27,000, and $32,000 of construction
  services reimbursements in 1997,
  1996, and 1995, respectively                374         403         429

Additionally, the Partnership paid $36,000, $32,000 and $14,000 during the years ended December 31, 1997, 1996 and 1995, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid $98,000 to affiliates of Insignia for reimbursements of costs related to the loan refinancings in November of 1996. These costs were capitalized as loan costs and are being amortized over the term of the loans.

A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees in connection with the 1996 refinancing of certain of the Partnership's properties (see "Note F"). These fees totaled $60,000 and have been capitalized as loan costs and are being amortized over the term of the loans.

From the period July 1995 to August 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

    1. Financial Statements

       Balance Sheets as of December 31, 1997 and 1996

       Statements of Operations for the Years Ended December 31,
         1997, 1996 and 1995

       Statements of Changes in Partners' Capital (Deficit) for the Years Ended
         December 31, 1997, 1996 and 1995

       Statements of Cash Flows for the Years Ended December 31, 1997,
         1996 and 1995

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

          10.5       Form of Deed of Trust and Rider
                     (Incorporated by reference to Registra-
                     tion Statement of Partnership (File No.
                     2-97664) filed July 23, 1985).

          10.6       Several Promissory Notes (Incor-
                     porated by reference to Registration
                     Statement of Partnership (File No.
                     2-97664) filed July 23, 1985).

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

          10.34 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                     Inc. d/b/a Lehman Capital, A Division
                     of Lehman Brothers Holdings Inc.(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995)

          10.35 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                     Inc. d/b/a Lehman Capital, A Division
                     of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995)

          10.36 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                     Inc. d/b/a Lehman Capital, A Division
                     of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995)

          10.37 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                     Inc. d/b/a Lehman Capital, A Division of
                     Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

          10.38 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                     Inc. d/b/a Lehman Capital, A Division of
                     Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

          10.39      Multifamily Note dated November 1, 1996
                     between CCIP/3, a California limited
                     partnership, and Lehman Brothers Holdings
                     Inc. d/b/a Lehman Capital, A Division of
                     Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

          10.40 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                     Inc. d/b/a Lehman Capital, A Division of
                     Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

          10.41 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings
                     Inc. d/b/a Lehman Capital, A Division of
                     Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

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




                                   SIGNATURES


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


                            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                              By:   CONCAP EQUITIES, INC.
                                    Its General Partner,


                              By:   /s/William H. Jarrard, Jr.
                                    William H. Jarrard,
                                    President and Director


                              By:   /s/Ronald Uretta
                                    Ronald Uretta
                                    Vice President/Treasurer

                              Date: March 12, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.



/s/William H. Jarrard, Jr.      President                  March 12, 1998
William H. Jarrard, Jr.




/s/Ronald Uretta                Vice President/Treasurer   March 12, 1998
Ronald Uretta