Form 10-Q
period 1998-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1998-05-06
CIK 768890

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

                 For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

                                 BALANCE SHEETS
                        (in thousands, except unit data)



                                                     March 31,    December 31,
                                                       1998          1997
Assets                                              (Unaudited)      (Note)
  Cash and cash equivalents                         $  6,591      $  5,054
  Receivables and deposits                               937           960
  Investments                                            105           105
  Restricted escrows                                   1,756         2,141
  Other assets                                           915           974
  Investment properties:
     Land                                             12,371        12,371
     Building and related personal property           51,181        50,955
                                                      63,552        63,326
     Less accumulated depreciation                   (16,164)      (15,474)
                                                      47,388        47,852
                                                    $ 57,692      $ 57,086

Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable                                 $    179      $    172
   Tenant security deposit liabilities                   464           460
   Accrued property taxes                                282           264
   Other liabilities                                     392           440
   Mortgage notes payable                             30,525        30,525
                                                      31,842        31,861
Partners' Capital (Deficit)
   General partner's                                    (583)         (589)
   Limited partners' (383,033 units outstanding)      26,433        25,814
                                                      25,850        25,225
                                                    $ 57,692      $ 57,086


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements

                  See Accompanying Notes to Financial Statements

b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                    Three Months Ended
                                                         March 31,
                                                    1998           1997
Revenues:
  Rental income                                   $ 3,571        $ 3,337
  Other income                                        260            390
  Gain on casualty event                               --             21
     Total revenues                                 3,831          3,748

Expenses:
  Operating                                         1,548          1,569
  General and administrative                          160            121
  Depreciation                                        703            691
  Interest                                            579            579
  Property taxes                                      216            232
     Total expenses                                 3,206          3,192


Net income                                        $   625        $   556

Net income allocated to general partner (1%)      $     6        $     6

Net income allocated to limited partners (99%)        619            550
                                                  $   625        $   556

Net income per limited partnership unit           $  1.62        $  1.44


                 See Accompanying Notes to Financial Statements


c)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                         (in thousands, except unit data)




                                      Limited
                                     Partnership     General     Limited
                                       Units         Partner's   Partners'       Total
Original capital contributions        383,033        $     1      $95,758       $95,759

Partners' capital (deficit) at
  December 31, 1996                   383,033        $  (443)     $37,739       $37,296

Net income for the three months
  ended March 31, 1997                     --              6          550           556

Partners' capital (deficit) at
  March 31, 1997                      383,033        $  (437)     $38,289       $37,852

Partners' capital (deficit) at
  December 31, 1997                   383,033        $  (589)     $25,814       $25,225

Net income for the three months
  ended March 31, 1998                     --              6          619           625

Partners' capital (deficit) at
  March 31, 1998                      383,033        $  (583)     $26,433       $25,850

                 See Accompanying Notes to Financial Statements


d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                             1998          1997
Cash flows from operating activities:
  Net income                                               $  625        $   556
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                              703            691
    Amortization of lease commissions and
      loan costs                                               39             34
    Gain on casualty event                                     --            (21)
    Loss on disposal of property                               58             41
    Change in accounts:
      Receivables and deposits                                 23             86
      Other assets                                             20             (4)
      Accounts payable                                          7           (291)
      Tenant security deposit liabilities                       4             12
      Accrued property taxes                                   18            125
      Other liabilities                                       (48)           (96)

         Net cash provided by operating activities          1,449          1,133

Cash flows from investing activities:
  Property improvements and replacements                     (297)          (475)
  Net receipts from restricted escrows                        385            230

         Net cash provided by (used in)
            investing activities                               88           (245)

Cash flows from financing activities:
  Loan costs paid                                              --             (8)

         Net cash used in financing activities                 --             (8)

Net increase in cash and cash equivalents                   1,537            880

Cash and cash equivalents at beginning of period            5,054         15,813

Cash and cash equivalents at end of period                 $6,591        $16,693

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  549        $   549

                 See Accompanying Notes to Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                      STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY


Casualty Event

During the first quarter of 1997, as a result of a fire at Hidden Cove by the Lake Apartments, investment properties, accounts receivable and accounts payable were adjusted $26,000, $135,000 and $140,000, respectively, for non-cash activity.


                 See Accompanying Notes to Financial Statements

e)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The following payments were paid to affiliates of the General Partner during each of the three month periods ending March 31, 1998 and 1997 (in thousands):

                                                               1998        1997

Property management fees (included in operating expenses)     $ 191       $ 177
Reimbursements for services of affiliates, including
 $13,000 and $20,000 of construction services
 reimbursements in 1998 and 1997, respectively
 (included in investment properties, general and
 administrative expenses and operating expenses)                103         108

Additionally, the Partnership paid $11,000 and $16,000 during the three months ended March 31, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

From the period of January 1997 to August 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 145,000 of the outstanding units of limited partnership interest in the Partnership, at $85 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 31, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 31, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners. During the first quarter of 1998, Insignia Properties, L.P. acquired an additional 47,865.5 units in the Partnership as a result of the aforementioned tender offer.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and securities available for sale totaling approximately $6.7 million were greater than the reserve requirement of approximately $3.4 million at March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of eight apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1998 and 1997:


                                                        Average
                                                       Occupancy
Property                                            1998       1997

Cedar Rim                                           98%         94%
  New Castle, Washington

City Heights                                        93%        95%
  Seattle, Washington

Corporate Center                                    97%        96%
  Tampa, Florida

Hidden Cove by the Lake                             92%        94%
  Belleville, Michigan

Lamplighter Park                                    96%        93%
  Bellevue, Washington

Park Capitol                                        92%        99%
  Salt Lake City, Utah

Sandpiper I and II                                  96%        94%
  St. Petersburg, Florida

South City Business Center                          93%        89%
  Chula Vista, California

Tamarac Village I, II, III, IV                      96%        93%
  Denver, Colorado

Williamsburg Manor                                  97%        97%
  Cary, North Carolina

The General Partner attributes the increase in occupancy at Cedar Rim to the property's improved appearance resulting from the painting of all the buildings during 1997 and improved market conditions. The decrease in occupancy at Park Capitol is due to increased local residential construction coupled with low interest rates. The increase in occupancy at Tamarac Village is attributed to property renovations performed in 1997. South City Business Center's occupancy increase is due to a stronger local market in 1998 and efforts to improve the tenant profile by enforcing appearance requirements in leases.

The Partnership realized net income of $625,000 for the three months ended March 31, 1998, compared to $556,000 for the three months ended March 31, 1997. The increase in net income is primarily attributable to increased rental income resulting from overall improved occupancy and increased rental rates. This increase was offset by decreased interest and other income due to reduced interest income on lower average cash balances in 1998 and decreased tenant charges including deposit forfeitures, cleaning fees and application fees. Cash balances declined as a result of distributions paid to the partners in 1997. Also offsetting the increase in rental revenue was a casualty gain of $21,000 relating to fire damage at Hidden Cove by the Lake Apartments that was recorded in 1997. The fire damaged ten units in one building at the complex. The units affected were primarily smoke and water damaged and the restoration was completed in the second quarter of 1997.

Total expenses remained stable for the three months ended March 31, 1998 compared to the same period in 1997. Included in operating expense for the three months ended March 31, 1998 was $65,000 in major repairs and maintenance compared to $127,000 in 1997. The 1998 expenses include exterior building and gutter repairs, exterior painting, and landscaping. The 1997 expenses were comprised primarily of exterior renovations, exterior painting, and landscaping. General and administrative expenses increased due to increased printing and mailing costs related to the timing of the printing and mailing of the Partnership's annual reports.

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

At March 31, 1998, the Partnership held unrestricted cash of approximately $6,591,000 compared to approximately $16,693,000 at March 31, 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 is $1,537,000 compared to a net increase of $880,000 for the three months ended March 31, 1997. Net cash provided by operating activities increased primarily due to decreased cash used for accounts payable in 1998 due to the timing of payments and to increased total revenues, as discussed above. Net cash provided by investing activities increased due to decreased property improvements and replacements and increased withdrawals from restricted escrows in 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The notes payable of $30,525,000 have maturity dates ranging from 2003 to 2005, at which time the individual properties will be refinanced or sold. The mortgage notes payable are nonrecourse and are secured by pledges of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. There were no distributions paid during the first three months of 1998 or 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. Currently, the General Partner anticipates that a distribution of cash flow from operations will be made in the fourth quarter of 1998.

In the fourth quarter of 1997, the General Partner received a non-binding letter of intent from an unaffiliated party interested in pursuing the purchase of Lamplighter Park Apartments. The potential purchaser chose not to buy Lamplighter Park and forfeited its $25,000 non-refundable deposit pursuant to the terms and conditions of the letter of intent.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K:

          None filed during the quarter ended March 31, 1998.



                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CONSOLIDATED CAPITAL INSTITUTIONAL
                             PROPERTIES/3

                             By:CONCAP EQUITIES, INC.
                                Its General Partner



                             By:/s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director



                             By:/s/Ronald Uretta
                                Ronald Uretta
                                Vice President/Treasurer


                             Date: May 6, 1998