Form 10-Q
period 1998-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1998-08-07
CIK 768890

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

                  For the quarterly period ended June 30, 1998

                                       or

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

                                 BALANCE SHEETS
                        (in thousands, except unit data)



                                                    June 30,   December 31,
                                                      1998         1997
Assets                                            (Unaudited)     (Note)
  Cash and cash equivalents                         $  7,870    $  5,054
  Receivables and deposits                               964         960
  Investments                                              5         105
  Restricted escrows                                   1,701       2,141
  Other assets                                           905         974
  Investment properties:
     Land                                             12,371      12,371
     Building and related personal property           51,630      50,955
                                                      64,001      63,326
     Less accumulated depreciation                   (16,875)    (15,474)
                                                      47,126      47,852
                                                    $ 58,571    $ 57,086

Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable                                 $    186    $    172
   Tenant security deposit liabilities                   463         460
   Accrued property taxes                                291         264
   Other liabilities                                     435         440
   Mortgage notes payable                             30,525      30,525
                                                      31,900      31,861
Partners' Capital (Deficit)
   General partner's                                    (575)       (589)
   Limited partners' (383,033 units outstanding)      27,246      25,814
                                                      26,671      25,225
                                                    $ 58,571    $ 57,086


Note:The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements

                  See Accompanying Notes to Financial Statements

b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             For the Three Months  For the Six Months
                                 Ended June 30,      Ended June 30,
                                1998      1997      1998      1997
Revenues:
  Rental income                $3,585    $3,416    $7,156    $6,753
  Other income                    324       329       584       719
   Gain on casualty event          --        (5)       --        16
       Total revenues           3,909     3,740     7,740     7,488

Expenses:
  Operating                     1,445     1,589     2,993     3,158
  General and administrative      162       140       322       261
  Depreciation                    711       703     1,414     1,394
  Interest                        579       579     1,158     1,158
  Property taxes                  191       211       407       443
       Total expenses           3,088     3,222     6,294     6,414

Net income                     $  821    $  518    $1,446    $1,074

Net income allocated
  to general partner (1%)      $    8    $    5    $   14    $   11

Net income allocated
  to limited partners (99%)       813       513     1,432     1,063
                               $  821    $  518    $1,446    $1,074

Net income per limited
  partnership unit             $ 2.12    $ 1.34    $ 3.74    $ 2.78

Distributions per limited
  partnership unit             $   --    $18.27    $   --    $18.27

                 See Accompanying Notes to Financial Statements

c)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership  General    Limited
                                    Units    Partner's  Partners'    Total

Original capital contributions     383,033    $     1    $95,758    $95,759

Partners' (deficit) capital at
  December 31, 1996                383,033    $  (443)   $37,739    $37,296

Distributions to partners               --         (8)    (6,997)    (7,005)

Net income for the six months
  ended June 30, 1997                   --         11      1,063      1,074

Partners' (deficit) capital at
  June 30, 1997                    383,033    $  (440)   $31,805    $31,365

Partners' (deficit) capital at
  December 31, 1997                383,033    $  (589)   $25,814    $25,225

Net income for the six months
  ended June 30, 1998                   --         14      1,432      1,446

Partners' (deficit) capital at
  June 30, 1998                    383,033    $  (575)   $27,246    $26,671

                 See Accompanying Notes to Financial Statements

d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997
Cash flows from operating activities:
  Net income                                            $ 1,446   $ 1,074
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                          1,414     1,394
    Amortization of lease commissions and
      loan costs                                             77        71
    Gain on casualty event                                   --       (16)
    Loss on disposal of property                             58        41
    Change in accounts:
      Receivables and deposits                               (4)      (26)
      Other assets                                           (8)      (94)
      Accounts payable                                       14      (379)
      Tenant security deposit liabilities                     3        22
      Accrued property taxes                                 27       113
      Other liabilities                                      (5)      (84)

         Net cash provided by operating activities        3,022     2,116

Cash flows from investing activities:
  Property improvements and replacements                   (746)     (732)
  Net receipts from restricted escrows                      440       195
  Proceeds from sale of investment                          100        --
  Dividends received                                         --         4

         Net cash used in investing activities             (206)     (533)

Cash flows from financing activities:
  Loan costs paid                                            --        (2)
  Distribution to partners                                   --    (7,005)

         Net cash used in financing activities               --    (7,007)

Net increase (decrease) in cash and cash equivalents      2,816    (5,424)

Cash and cash equivalents at beginning of period          5,054    15,813

Cash and cash equivalents at end of period              $ 7,870   $10,389

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $ 1,098   $ 1,098

          See Accompanying Notes to Consolidated Financial Statements

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                      STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Casualty Event

At June 30, 1997, as a result of a fire at Hidden Cove by the Lake Apartments, investment properties, receivables and deposits and accounts payable were adjusted $26,000, $119,000 and $129,000, respectively, for non-cash activity.


e)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were paid to affiliates of the General Partner during each of the six month periods ended June 30, 1998 and 1997 (in thousands):

                                                             1998     1997

Property management fees (included in operating expenses)   $ 384    $ 361

Reimbursements for services of affiliates (included in
 general and administrative expenses)                         177      167

In addition, the Partnership paid approximately $22,000 and $18,000 during the six month periods ended June 30, 1998 and 1997, respectively, to an affiliate of the General Partner for construction oversight reimbursements related to capital improvements and major repair projects. Construction oversight reimbursements are included in operating expenses and investment properties. The Partnership also paid approximately $25,000 and $23,000 during the six months ended June 30, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

From the period from January 1997 to August 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

During the first quarter of 1998, Insignia Properties, L.P. acquired an additional 47,865.5 units in the Partnership as a result of a tender offer commenced in December 1997. During July 1998, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in five real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 125,000 of the outstanding units of limited partnership interest in the Partnership at $100 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 30, 1998 (the "Offer to Purchase"). Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission on July 30, 1998), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interests of the other limited partners.

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and securities available for sale totaling approximately $7.9 million were greater than the reserve requirement of approximately $3.4 million at June 30, 1998.

NOTE D - DISTRIBUTIONS

The Partnership distributed cash generated from operations of approximately $844,000 and approximately $6,161,000 from surplus funds for the six months ended June 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of eight apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1998 and 1997:


                                                       Average
                                                      Occupancy
Property                                           1998       1997

Cedar Rim                                           97%        94%
  New Castle, Washington
City Heights                                        96%        95%
  Seattle, Washington
Corporate Center                                    98%        97%
  Tampa, Florida
Hidden Cove by the Lake                             92%        92%
  Belleville, Michigan
Lamplighter Park                                    96%        95%
  Bellevue, Washington
Park Capitol                                        91%        98%
  Salt Lake City, Utah
Sandpiper I and II                                  95%        95%
  St. Petersburg, Florida
South City Business Center                          92%        91%
  Chula Vista, California
Tamarac Village I, II, III, IV                      96%        94%
  Denver, Colorado
Williamsburg Manor                                  97%        97%
  Cary, North Carolina


The General Partner attributes the increase in occupancy at Cedar Rim to the property's improved appearance resulting from the painting of all the buildings during 1997 and improved market conditions. The decrease in occupancy at Park Capitol is due to more limited access to the property resulting from road construction as Salt Lake City prepares for the upcoming 2000 Winter Olympics.

The Partnership realized net income of approximately $1,446,000 for the six months ended June 30, 1998, compared to approximately $1,074,000 for the six months ended June 30, 1997. Net income for the three months ended June 30, 1998 was approximately $821,000 compared to $518,000 for the three months ended June 30, 1997. The increase in net income is primarily attributable to increased rental income resulting from overall improved occupancy and increased rental rates. This increase was partially offset by decreased interest income on lower average cash balances in 1998. Cash balances declined as a result of distributions paid to the partners in 1997. Also partially offsetting the increase in rental revenue for the six month period was a casualty gain of $16,000 relating to fire damage at Hidden Cove by the Lake Apartments that was recorded in 1997. The fire damaged ten units in one building at the complex.
The units affected were primarily smoke and water damaged, and the restoration was completed in the second quarter of 1997.

Total expenses decreased for the three and six month periods ended June 30, 1998 compared to the corresponding periods in 1997 primarily due to a reduction in major repairs and maintenance. Included in operating expense for the six months ended June 30, 1998 was $88,000 in major repairs and maintenance compared to $236,000 in 1997. The major repairs and maintenance for 1998 included exterior building repairs, exterior painting, and landscaping. The 1997 major repairs and maintenance were comprised primarily of exterior renovations, exterior painting, landscaping, and swimming pool repairs. This decrease was partially offset by an increase in general and administrative expenses due to increased printing and mailing costs related to correspondence with the limited partners.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $7,870,000 compared to approximately $10,389,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 was $2,816,000 compared to a net decrease of $5,424,000 for the six months ended June 30, 1997. Net cash provided by operating activities increased primarily due to decreased cash used for accounts payable due to the timing of payments and to increased rental revenue, as discussed above. Net cash used in investing activities decreased primarily due to increased receipts from restricted escrows in 1998. In addition, a long term investment matured in May of 1998, yielding proceeds of $100,000. Net cash used in financing activities decreased due to distributions paid to partners during the six months ended June 30, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The notes payable of $30,525,000 have maturity dates ranging from 2003 to 2005, at which time the individual properties will be refinanced or sold. The mortgage notes payable are nonrecourse and are secured by pledges of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Distributions of $7,005,000 were made to the partners during the six months ended June 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. Currently, the General Partner anticipates that a distribution of cash flow from operations will be made in the third quarter of 1998.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the General Partner filed a motion seeking dismissal of the action.

In March 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claims to be without merit and intends to vigorously defend the claims.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the partnership.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1998.



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


                             Date: August 7, 1998