Form 10-Q
period 1998-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1998-11-13
CIK 768890

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

               For the quarterly period ended September 30, 1998

                                       or

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

     55 Beattie Place, P.O. Box 1089
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

                                 BALANCE SHEETS
                        (in thousands, except unit data)


                                                 September 30,   December 31,
                                                      1998           1997
Assets                                             (Unaudited)       (Note)
  Cash and cash equivalents                         $  8,962       $  5,054
  Receivables and deposits                             1,185            960
  Investments                                              5            105
  Restricted escrows                                   1,651          2,141
  Other assets                                           859            974
  Investment properties:
     Land                                             12,371         12,371
     Building and related personal property           52,065         50,955
                                                      64,436         63,326
     Less accumulated depreciation                   (17,654)       (15,474)
                                                      46,782         47,852
                                                    $ 59,444       $ 57,086

Liabilities and Partners' Capital (Deficit)

Liabilities
   Accounts payable                                 $    205       $    172
   Tenant security deposit liabilities                   470            460
   Accrued property taxes                                511            264
   Other liabilities                                     427            440
   Mortgage notes payable                             30,525         30,525
                                                      32,138         31,861
Partners' Capital (Deficit)
   General partner's                                    (568)          (589)
   Limited partners' (383,033 units outstanding)      27,874         25,814
                                                      27,306         25,225
                                                    $ 59,444       $ 57,086

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements

                 See Accompanying Notes to Financial Statements


b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             For the Three Months   For the Nine Months
                              Ended September 30,   Ended September 30,
                                1998       1997       1998       1997
Revenues:
  Rental income               $ 3,617    $ 3,517    $10,773    $10,270
  Other income                    332        331        916      1,050
  Gain on casualty event           --         --         --         16
       Total revenues           3,949      3,848     11,689     11,336

Expenses:
  Operating                     1,599      1,740      4,592      4,898
  General and administrative      138        138        460        399
  Depreciation                    779        733      2,193      2,127
  Interest                        578        579      1,736      1,737
  Property taxes                  220        224        627        667
       Total expenses           3,314      3,414      9,608      9,828

Net income                    $   635    $   434    $ 2,081    $ 1,508

Net income allocated
  to general partner (1%)     $     6    $     4    $    21    $    15

Net income allocated
  to limited partners (99%)       629        430      2,060      1,493
                              $   635    $   434    $ 2,081    $ 1,508

Net income per limited
  partnership unit            $  1.64    $  1.12    $  5.38    $  3.90

Distributions per limited
  partnership unit            $    --    $    --    $    --    $ 18.27

                 See Accompanying Notes to Financial Statements

c)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership  General   Limited
                                      Units    Partner's Partners'   Total

Original capital contributions      383,033     $     1  $95,758   $95,759

Partners' (deficit) capital at
  December 31, 1996                 383,033     $  (443) $37,739   $37,296

Distributions to partners                --          (8)  (6,997)   (7,005)

Net income for the nine months
  ended September 30, 1997               --          15    1,493     1,508

Partners' (deficit) capital at
  September 30, 1997                383,033     $  (436) $32,235   $31,799

Partners' (deficit) capital at
  December 31, 1997                 383,033     $  (589) $25,814   $25,225

Net income for the nine months
  ended September 30, 1998               --          21    2,060     2,081

Partners' (deficit) capital at
  September 30, 1998                383,033     $  (568) $27,874   $27,306

                 See Accompanying Notes to Financial Statements


d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                     Nine Months Ended
                                                       September 30,
                                                       1998      1997
Cash flows from operating activities:
  Net income                                         $ 2,081   $ 1,508
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                       2,193     2,127
    Amortization of lease commissions and
      loan costs                                         118       107
    Gain on casualty event                                --       (16)
    Loss on disposal of property                          58        41
    Change in accounts:
      Receivables and deposits                          (225)       58
      Other assets                                        (3)      (66)
      Accounts payable                                    33      (231)
      Tenant security deposit liabilities                 10        36
      Accrued property taxes                             247       294
      Other liabilities                                  (13)      (87)

         Net cash provided by operating activities     4,499     3,771

Cash flows from investing activities:
  Property improvements and replacements              (1,181)   (1,166)
  Net receipts from restricted escrows                   490        96
  Proceeds from sale of investment                       100        --
  Insurance proceeds from casualty event                  --        16
  Dividends received                                      --         4

         Net cash used in investing activities          (591)   (1,050)

Cash flows from financing activities:
  Loan costs paid                                         --        (2)
  Distribution to partners                                --    (7,005)

         Net cash used in financing activities            --    (7,007)

Net increase (decrease) in cash and cash equivalents   3,908    (4,286)

Cash and cash equivalents at beginning of period       5,054    15,813

Cash and cash equivalents at end of period           $ 8,962   $11,527

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $ 1,647   $ 1,647

                 See Accompanying Notes to Financial Statements

e)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner") a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note E"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities.

The following payments were paid to affiliates of the General Partner during each of the nine month periods ended September 30, 1998 and 1997:

                                                            1998    1997
                                                            (in thousands)

Property management fees (included in operating expenses)   $576    $548

Reimbursements for services of affiliates, including
 $34,000 and $20,000 of construction service reimbursements
 in the nine months ended September 30, 1998 and 1997,
 respectively (included in investment properties, general
 and administrative expenses, and operating expenses)        297     270

In addition, the Partnership paid approximately $41,000 and $29,000 during the nine months ended September 30, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For the period from January 1997 to August 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

During the first quarter of 1998, an affiliate of the General Partner acquired an additional 47,865.5 units in the Partnership as a result of a tender offer commenced in December 1997. During July 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 125,000 of the outstanding units of limited partnership interest in the Partnership at $100 per Unit, net to the seller in cash. The tender offer expiration date has been extended to November 16, 1998.

NOTE C - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and investments available for sale totaling approximately $9 million were greater than the reserve requirement of approximately $3.4 million at September 30, 1998.

NOTE D - DISTRIBUTIONS

The Partnership distributed cash generated from operations of approximately $844,000 and approximately $6,161,000 from surplus funds for the nine months ended September 30, 1997.

Subsequent to September 30, 1998, the Partnership distributed cash generated from operations of approximately $1,980,000.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of eight apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1998 and 1997:


                                Average Occupancy
Property                           1998    1997

Cedar Rim                          96%     94%
  New Castle, Washington
City Heights                       96%     96%
  Seattle, Washington
Corporate Center                   99%     99%
  Tampa, Florida
Hidden Cove by the Lake            92%     92%
  Belleville, Michigan
Lamplighter Park                   96%     95%
  Bellevue, Washington
Park Capitol                       91%     97%
  Salt Lake City, Utah
Sandpiper I and II                 95%     96%
  St. Petersburg, Florida
South City Business Center         92%     90%
  Chula Vista, California
Tamarac Village I, II, III, IV     96%     94%
  Denver, Colorado
Williamsburg Manor                 96%     97%
  Cary, North Carolina


The decrease in occupancy at Park Capital is due to more limited access to the property resulting from road construction as Salt Lake City prepares for the upcoming 2000 Winter Olympics.

Results of Operations

The Partnership realized net income of approximately $635,000 and $2,081,000 for the three and nine month periods ended September 30, 1998 compared to approximately $434,000 and $1,508,000 for the corresponding periods in 1997.
The increase in net income is primarily attributed to an increase in rental revenue and an overall decrease in operating expenses.

Rental revenue increased as a result of increased rental rates at most of the Partnership's investment properties and increased occupancy at Cedar Rim, Lamplighter Park, and South City Business Center. Interest income decreased for the nine month period ended September 30, 1998 compared to 1997 as a result of lower average cash balances resulting from distributions paid to the partners in 1997. Also partially offsetting the increase in rental revenue for the nine month period was a casualty gain recorded in 1997 relating to a fire at Hidden Cove by the Lake Apartments. The fire damaged ten units in one building at the complex. The units affected were primarily smoke and water damaged, and the restoration was completed in the second quarter of 1997.

Operating expenses decreased for the three and nine month periods ended September 30, 1998 due to a reduction in major repairs and maintenance expenses. For the nine months ended September 30, 1998, operating expenses included approximately $147,000 of major repairs and maintenance comprised primarily of exterior painting and landscaping. For the nine month period ended September 30, 1997, major repairs and maintenance was approximately $457,000 and included exterior painting, exterior building and parking lot repairs, landscaping and pool repairs. General and administrative expenses increased for the nine month period ended September 30, 1998 due to increased printing and mailing costs related to correspondence with the limited partners.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $8,962,000 compared to approximately $11,527,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998, was approximately $3,908,000, compared to a net decrease of approximately $4,286,000 for the nine months ended September 30, 1997. Net cash provided by operating activities increased primarily due to an increase in net income, as discussed above, and a decrease in cash used for accounts payable due to the timing of payments. These increases to cash were partially offset by an increase in receivables and deposits due to the timing of payments. Net cash used in investing activities decreased primarily due to increased receipts from restricted escrows. In addition, a long term investment matured in May of 1998, yielding proceeds of $100,000. Net cash used in financing activities decreased due to distributions paid to the partners during the nine months ended September 30, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state, and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The notes payable of $30,525,000 have maturity dates ranging from 2003 to 2005. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The mortgage notes payable are nonrecourse and are secured by pledges of the respective properties. All notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness. Distributions of $7,005,000 were made to the partners during the nine months ended September 30, 1997. Subsequent to September 30, 1998, the Partnership distributed cash generated from operations of approximately $1,980,000. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

In the third quarter of 1998, the General Partner entered into a contract with an unaffiliated party for the sale of City Heights. The potential buyer is currently conducting its due diligence review and has made a non-refundable good faith deposit on the property. The closing is anticipated to occur, if at all, at the end of November 1998.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint, which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

In March 1998, a limited partner of the Partnership commenced an arbitration proceeding against the General Partner claiming that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner believes the claims to be without merit and intends to vigorously defend the claims.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       (b) Reports on Form 8-K:

           None filed during the quarter ended September 30, 1998.


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


                               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                               By:        CONCAP EQUITIES, INC.
                                          Its General Partner


                               By:        /s/Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 13, 1998