Form 10-K
period 1998-11-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1999-03-26
CIK 768890

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

                  For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from           to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None






                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. Commencing July 23, 1985, the Partnership offered pursuant to Registration statement filed with the Securities and Exchange Commission ("SEC") 800,000 Units of Limited Partnership Interests (the "Units") at a purchase price of $250 per unit. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on May 15, 1987, with 383,033 units sold for an aggregate of $95,758,250. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real properties for investment. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to ConCap Equity Partners/3, ConCap Equity Partners/4, and ConCap Equity Partners/5 ("EP/3", "EP/4" and "EP/5",
respectively).   EP/3, EP/4 and EP/5 represent California limited partnerships in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership.

Through December 31, 1994, the Partnership had made twelve specific loans against a Master Loan agreement and advanced a total of $67,300,000 (the "Master Loan"). EP/3 used $17,300,000 of the loaned funds to purchase two apartment complexes and one office building. EP/4 used $34,700,000 of the loaned funds to purchase four apartment complexes and one office building, which was subsequently sold in 1989. EP/5 used $15,300,000 of the loaned funds to purchase two apartment complexes and two office buildings. Through a series of transactions, the Partnership has acquired all of EP/3, EP/4 and EP/5's properties in full settlement of their liability under the Master Loan. For a brief description of the properties owned by the Partnership refer to "Item 2. Description of Properties".

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

As a result of the fact that: (1) EP/3 had no equity in the Sandpiper I & II Apartments, considering the then estimated fair value of the property; (2) proceeds for repayment of the portion of the Master Loan collateralized by the Sandpiper I & II Apartments were expected to come only from the operations or sale of the property; and (3) EP/3 effectively abandoned control of the Sandpiper I & II Apartments when EP/3 and the Partnership executed the settlement agreement in November 1994, whereby EP/3 agreed to transfer to the Partnership the full and unrestricted right to possession, management, and control of the property and not to contest, hinder or delay a judicial foreclosure action initiated by the Partnership, the Partnership deemed the Sandpiper I & II Apartments in-substance foreclosed at November 30, 1994. Foreclosure proceedings were initiated in 1994 and completed in 1995. As a result of the transactions described above, the Master Loan was settled in full during 1994.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1998, Insignia Properties Trust, an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 1998, the Partnership owned seven apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, one office building located in Florida and one shopping center in California, which range in age from 13 to 30 years old. These properties are hereinafter referred to as the "Partnership Properties". The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved holding and operating properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

During the first quarter of 1998, an affiliate of the General Partner acquired 47,865.5 units in the Partnership as a result of a tender offer commenced in December 1997. During July 1998, a different affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 125,000 of the outstanding units of limited partnership interest in the Partnership at $100 per Unit, net to the seller in cash. An affiliate of the General Partner acquired 28,039.3 additional units in the Partnership as a result of this tender offer. At December 31, 1998, affiliates of AIMCO owned 124,973 Units of the Partnership or 32.627%.

A further description of the Partnership's business is included in "Management's Discussion and Analysis of financial condition and Results of Operations" included in "Item 7." of this Form 10-K.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. Effective October 1, 1998, property management services were provided at the Partnership's commercial property by an unrelated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Partnership's properties and the rents that may be charged for such apartments or space. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Segments

Segment data for the years ended December 31, 1998, 1997 and 1996 is included in "Item 8. Financial Statements - Note N" and is an integral part of the Form 10-K.

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

Corporate Center          4/13/90  Fee ownership.         Commercial
 Tampa, Florida                                           108,000 s.f.

Hidden Cove by the Lake   3/23/90  Fee ownership subject  Apartment
 Belleville, Michigan              to first mortgage.     120 units

Lamplighter Park          4/12/91  Fee ownership subject  Apartment
 Bellevue, Washington              to first mortgage.     174 units

Park Capitol              4/13/90  Fee ownership subject  Apartment
 Salt Lake City, Utah              to first mortgage.     135 units

Tamarac Village           6/10/92  Fee ownership subject  Apartment
 I,II,III, and IV                  to first mortgage.     564 units
 Denver, Colorado

Williamsburg Manor       11/30/94  Fee ownership subject  Apartment
 Cary, North Carolina              to first mortgage.     183 units

Sandpiper I & II         11/30/94  Fee ownership subject  Apartment
 St. Petersburg, Florida           to first mortgage.     276 units

South City Business       2/14/96  Fee ownership.         Commercial
  Center, Chula Vista,                                    169,000 s.f.
   California

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                     Gross

                   Carrying  Accumulated                       Federal

Property             Value   Depreciation   Rate    Method    Tax Basis

                        (in thousands)                      (in thousands)


Cedar Rim           $ 4,990    $ 1,905   3-20 yrs    S/L    $ 4,656

Corporate Center      3,555      1,569   5-20 yrs    S/L      3,691

Hidden Cove           5,330      2,410   3-20 yrs    S/L      4,106

Lamplighter Park      8,115      2,323   3-20 yrs    S/L      6,748

Park Capitol          3,012      1,362   5-20 yrs    S/L      2,269

Tamarac Village      14,899      4,105   5-20 yrs    S/L     11,961

Williamsburg Manor    7,071      1,157   5-22 yrs    S/L      6,114

Sandpiper I & II      8,030      1,286   5-22 yrs    S/L      6,958

South City            4,636        390   5-25 yrs    S/L      4,455


                    $59,638    $16,507                      $50,958


See "Note A" of the Notes to Financial Statements included in "Item 8" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                         Principal                               Principal

                         Balance At      Stated                   Balance

                        December 31,    Interest    Maturity      Due At

Property                    1998          Rate        Date     Maturity (1)

                       (in thousands)                         (in thousands)


Cedar Rim                 $ 2,000         7.33%     11/01/03    $ 2,000

Hidden Cove                 2,200         7.33%     11/01/03      2,200

Lamplighter Park            3,500         7.33%     11/01/03      3,500

Park Capitol                2,725         6.95%     12/01/05      2,725

Tamarac Village             9,400         7.33%     11/01/03      9,400

Williamsburg Manor          4,150         6.95%     12/01/05      4,150

Sandpiper I & II            3,950         6.95%     12/01/05      3,950

                          $27,925                               $27,925


(1) See "Item 8. Financial Statements and Supplementary Data - Note G" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property.

                          Average Annual       Average Annual

                         Rental Rates (1)        Occupancy

Property                 1998      1997       1998       1997


Cedar Rim              $10,262   $ 9,324      94%        96%

Corporate Center          5.73      5.71      97%        99%

Hidden Cove              8,412     8,469      91%        91%

Lamplighter Park         9,436     8,804      96%        95%

Park Capitol             7,985     7,708      93%        97%

Tamarac Village          7,239     7,006      96%        94%

Williamsburg Manor       8,912     8,569      95%        97%

Sandpiper I & II         7,342     6,963      95%        95%

South City                6.83      6.60      92%        89%


(1) The average annual rental rates for Corporate Center and South City are per square foot. The rates are per unit for the apartment complexes.

The General Partner attributes the occupancy decrease at Park Capital to more limited access to the property due to road construction as Salt Lake City prepares for the upcoming 2000 Winter Olympics.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's properties are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less.
No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF LEASE EXPIRATIONS:

The following is a schedule of lease expirations for the years 1999 - 2008:

   Corporate       Number of                                  % of Gross

     Center       Expirations   Square Feet    Annual Rent    Annual Rent

                                             (in thousands)


      1999             9         34,720          $201            39.8%

      2000             7         20,630           122            24.0%

      2001             4         13,040            83            16.4%

      2002             2          4,800            31             6.1%

      2003             2          8,240            46             9.1%

  2004 - 2008          0              0             0               0


                   Number of                                  % of Gross

   South City     Expirations   Square Feet    Annual Rent    Annual Rent

                                             (in thousands)


      1999          35             49,528         $380           34.7%

      2000          15             43,723          266           24.4%

      2001          11             20,335          150           13.8%

      2002           2              4,115           33            3.0%

      2003           1              1,405           12            1.1%

  2004 - 2008        2             12,971           55            5.1%

No tenant at South City occupies 10% or more of the leasable square feet.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for Corporate Center:


   Nature of      Square Footage    Annual Rent         Lease

    Business          Leased         Per Sq Ft.       Expiration

  Soil Testing        11,940           $4.96           02/28/99


SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates for each property were:

                                  1998          1998

                                  Taxes         Rate

                              (in thousands)

Cedar Rim                        $ 55           1.31%

Corporate Center                   69           2.48%

Hidden Cove                        68           4.69%

Lamplighter Park                   75           1.16%

Park Capitol                       40            .78%

Tamarac Village                   140            .73%

Williamsburg Manor                 75           1.22%

Sandpiper I & II                  173           2.42%

South City                         74           1.28%


CAPITAL IMPROVEMENTS

Cedar Rim

During 1998, the Partnership completed $147,000 of capital improvements at the property, consisting primarily of carpet replacements, maintenance equipment and deck repairs. These improvements were funded primarily from the property's capital improvements escrow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $115,000 are planned for 1999, consisting of kitchen cabinet and countertop replacements, parking lot repairs and other building upgrades.

Corporate Center

During 1998, the Partnership spent $91,000 on capital improvements, which consisted primarily of tenant improvements and roof replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $28,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $91,000 are planned for 1999, consisting of tenant improvements, roof replacement and heating and air conditioning units.

Hidden Cove

During 1998, the Partnership spent $100,000 on capital improvements, consisting primarily of carpet replacement, parking lot repairs and heating and air conditioning units. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $164,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $228,000 are planned for 1999, consisting of building structural improvements, carpet, kitchen cabinets, landscaping and appliances.

Lamplighter Park

In 1998, the Partnership spent $112,000 on capital improvements, consisting primarily of roof replacement, handicapped/ADA renovations and carpeting. These improvements were funded primarily with the property's capital improvement and replacement reserve escrows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $200,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $140,000 are planned for 1999, consisting of carpet replacement, landscaping, pool repairs and other building improvements.

Park Capital

In 1998, the Partnership spent $94,000 on capital improvements consisting of carpet replacement, swimming pool repairs and other building improvements.
These improvements were financed with operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $165,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $112,000 are planned for 1999, consisting of carpet replacement and structural improvements.

Tamarac Village

During 1998, the Partnership spent $420,000 on capital improvements consisting of siding, electrical upgrades, heat and air conditioning units, appliances, carpet and vinyl replacement, office furniture and equipment and other building improvements. These expenditures were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $471,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $351,000 are planned for 1999, consisting of carpet replacement, outside lighting, parking lot repairs, pool repairs, appliances, roof replacement and other structural improvements.

Williamsburg Manor

In 1998, the Partnership spent $144,000 on capital improvements consisting of swimming pool repairs, carpet and vinyl replacement and appliances. These improvements were funded primarily from the replacement reserve. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $134,000 are planned for 1999, including carpet replacement, landscaping, outside lighting, parking lot repairs and pool repairs.

Sandpiper I and II

In 1998, the Partnership spent $188,000 on capital improvements consisting primarily of carpet and vinyl replacement, kitchen cabinet and countertop replacement, roof replacement, air conditioning units and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $611,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, $579,000 are planned for 1999, consisting of carpet and vinyl replacement, kitchen cabinets and countertops, landscaping, parking lot repairs, pool repairs, roof replacement and other structural upgrades.

South City

In 1998, the Partnership spent $140,000 on capital improvements consisting primarily of tenant improvements and parking lot repairs. These expenditures were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $40,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $100,000 are planned for 1999, consisting of tenant improvements and entrances.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint, which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

In March 1998, a limited partner of the Partnership commenced an action entitled Bond Purchase LLC. v. Concap Equities, Inc. c/o Consolidated Capital Institutional Properties, III. The complaint claims that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner is unable to determine the costs associated with this claim at this time.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units aggregating $95,758,250. The Partnership currently has 13,761 holders of record of Limited Partnership Units owning an aggregate of 383,033 units. Affiliates of the General Partner owned 124,973 units or 32.627% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made distributions of approximately $1,980,000 ($5.12 per limited partnership unit), $14,007,000 ($36.13 per limited partnership unit) and $7,318,000 ($18.98 per limited partnership unit) for the years ended December 31, 1998, 1997 and 1996, respectively which were generated from operations. In addition, distributions of approximately $11,569,000 ($29.83 per limited partnership unit) and $2,497,000 were made for the years ended December 31, 1997 and 1996, respectively and were generated from surplus funds. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves as discussed in "Note I - Commitment" in "Item 8" of this Form 10-K. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to the Partnership's fiscal year end, a distribution from operations of approximately $4,113,000 ($10.63 per limited partnership unit) and from surplus funds from the sale of City Heights of approximately $5,787,000 ($14.95 per limited partnership unit) were paid during January 1999. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 1999 or subsequent periods. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" for a description of restrictions on the payment of distributions as a result of certain reserve requirements.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8. Financial Statements and Supplementary Data."



                                                 For the Years Ended December 31,

STATEMENTS OF OPERATIONS                 1998(1)     1997       1996      1995      1994

                                               (in thousands, except per unit data)


Revenues                                $ 20,964  $ 15,112   $ 13,881   $ 12,569  $ 10,814

Total expenses                           (12,756)  (13,176)   (12,728)   (14,175)  (10,929)

Income (loss) before extraordinary item    8,208     1,936      1,153     (1,606)     (115)

Net loss on sales of securities               --        --         --         --        (1)

Net loss on acquisition of real estate        --        --         --         --      (413)

Income (loss) before

 extraordinary item                        8,208     1,936      1,153     (1,606)     (529)

Extraordinary item                          (325)       --         --        (18)       --

Net income (loss)                       $  7,883  $  1,936   $  1,153   $ (1,624) $   (529)


Net income (loss) per Limited

 Partnership Unit:

Income (loss) from operations           $  21.21  $   5.00   $   2.98   $  (4.15) $   (.30)

Net loss on acquisition of real estate        --        --         --         --     (1.07)

Income (loss) before extraordinary item    21.21      5.00       2.98      (4.15)    (1.37)

Extraordinary item                          (.84)       --         --       (.05)       --

Net income (loss)                       $  20.37  $   5.00   $   2.98   $  (4.20) $  (1.37)


Distributions per Limited

 Partnership Unit                       $   5.12  $  36.13   $  18.98   $   9.42  $   9.12


Limited Partnership

 Units outstanding                       383,033   383,033    383,033    383,033   383,033


(1) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of sale of City Heights.


                                       As of December 31,

BALANCE SHEETS        1998        1997        1996        1995        1994

                                         (in thousands)


Total assets         $60,779    $ 57,086    $ 69,537    $ 62,863    $ 61,910

Notes payable        $27,925    $ 30,525    $ 30,525    $ 17,995    $ 12,318



ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

1998 Compared with 1997

The Partnership had net income of approximately $7,883,000 for the year ended December 31, 1998 compared to approximately $1,936,000 for the year ended December 31, 1997. The increase in net income is primarily attributable to an increase in revenues and to a lesser extent, a decrease in expenses. The increase in net income was offset by an extraordinary loss on early extinquishment of debt as a result of the sale of City Heights. Revenues increased primarily due to a gain realized on the sale of City Heights in November 1998 and to a lessor extent, increased rental revenue. Rental revenue increased as a result of improved occupancy at Lamplighter Park, Tamarac Village and South City as well as increased rental rates at most of the Parnership's investment properties, which more than offset decreases in occupancy at Cedar Rim, Corporate Center, Park Capitol, and Williamsburg Manor. These increases in revenue were partially offset by a decrease in other income. Other income decreased as a result of reduced interest income due to lower average cash balances resulting from larger distributions paid to the partners in 1997.
Total expenses decreased primarily as a result of a decrease in operating expenses, partially offset by increases in general and administrative expenses and depreciation expense. Operating expenses decreased primarily due to a reduction in major repairs and maintenance expenses at Tamarac Village, Park Capital, City Heights and Williamsburg Manor. Depreciation expense increased due to the increase in the depreciable asset base at several of the Partnership's properties from capital additions of approximately $1,590,000 and $1,692,000 during 1998 and 1997, respectively. General and administrative expenses increased due primarily to increased printing and mailing costs related to correspondence with the limited partners. Included in general and administrative expenses at December 31, 1998, 1997 and 1996 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

In November 1998, City Heights Apartments, located in Seattle, Washington, was sold to an unaffiliated party for $9,300,000. After payoff of the debt and payment of closing expenses, the net sales proceeds received by the Partnership were approximately $5,787,000. The proceeds were distributed to the partners in January 1999. For financial statement purposes, the sale resulted in a gain of approximately $5,482,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $325,000 as the result of payment of prepayment penalties and the write-off of the remaining unamortized loan costs.

The following unaudited pro-forma information reflects the operations of the Partnership for the years ended December 31, 1998, 1997 and 1996 as if City Heights had been sold January 1, 1996.

                                            Proforma Results of Operations
                                           for the years ended December 31,
                                             1998        1997        1996
                                            (in thousands, except unit data)
                                                      (unaudited)
Revenues                                  $14,437     $14,024     $12,896
Net income                                  2,487       1,723         961
Income per Limited Partnership Unit          6.43        4.45        2.48


1997 Compared with 1996

The Partnership had net income of approximately $1,936,000 for the year ended December 31, 1997 compared to approximately $1,153,000 for the year ended December 31, 1996. The increase in rental income was attributable to an increase in revenues which was offset by an increase in expenses. The increase in revenues was primarily attributable to increased rental income resulting from improved occupancy and increased rental rates at several properties. In addition, other income increased as a result of increased tenant charges, including lease cancellation, application, and cleaning fees, as well as greater interest income earned on increased average cash balances. Total revenues were positively affected by South City's revenue for the full year ended December 31, 1997 compared to the period from February 14, 1996, the date of South City's acquisition, to December 31, 1996. Total expenses increased as a result of increases in interest expense and depreciation expense. The increase in interest expense is due primarily to the refinancing of Tamarac Village and Lamplighter Park and new debt on Hidden Cove, Cedar Rim and City Heights, whose debt balances increased approximately $12,500,000 in November of 1996. Depreciation expense increased due to the increase in the depreciable asset base at several of the Partnership's properties from capital additions of approximately $1,692,000 and $1,699,000 during 1997 and 1996, respectively. The increase in expenses was offset by a decrease in general and administrative expenses for the year ended December 31, 1997, due to a decrease in professional fees and expense reimbursements and a decrease in operating expenses due to a decrease in maintenance costs included in operating expense. The decrease in maintenance expense is due to various rehabilitation projects in 1996 at Williamsburg Manor, Lamplighter, Cedar Rim, and City Heights.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $14,189,000 compared to approximately $5,054,000 at December 31, 1997. The increase in cash and cash equivalents is due to $6,117,000 provided by operating activities and $7,857,000 provided by investing activities, which was partially offset by $4,839,000 used in financing activities. Cash provided by investing activities consisted of sale proceeds from the sale of City Heights, proceeds from an investment that matured in May of 1998 and withdrawals from escrow accounts maintained by the mortgage lender offset by capital improvements. Cash used in financing activities consisted of the payoff of mortgage debt at City Heights as a result of the sale, prepayment penalties incurred to extinguish City Height's debt and distributions to partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted, but is not limited to, approximately $1,850,000 in capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements at Cedar Rim include kitchen cabinets and countertops, parking lot repairs and other building upgrades. Budgeted improvements at Corporate Center include tenant improvements, roof replacement and heating and air conditioning units. Budgeted improvements at Hidden Cove include carpet replacement, kitchen cabinets, landscaping, appliances and other structural improvements. Budgeted improvements at Lamplighter Park include carpet replacement, outside lighting, landscaping, pool repairs, and other building improvements. Budgeted improvements at Park Capital include carpet replacement and structural improvements. Budgeted improvements at Tamarac Village include carpet replacement, appliances, parking lot repairs, pool repairs, roof replacement and other structural improvements. Budgeted improvements at Williamsburg Manor include carpet replacement, landscaping, outside lighting, parking lot repairs and pool repairs. Budgeted improvements at Sandpiper include carpet and vinyl replacement, kitchen cabinets and countertops, landscaping, parking lot repairs, pool repairs, roof replacements and other structural upgrades. Budgeted improvements at South City Business Center include tenant improvements and entrances. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $14.2 million at December 31, 1998, were greater than the reserve requirement of approximately $3.4 million.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $27,925,000 has maturity dates ranging from 2003 to 2005. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Cash distributions from operations of approximately $1,980,000, $14,007,000 and $7,318,000 were made during the years ended December 31, 1998, 1997 and 1996, respectively. During the first quarter of fiscal 1999, the Partnership made distributions in the amount of $4,113,000 from operations and $5,787,000 from sales proceeds from City Heights. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7A. MARKET RISK FACTORS

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1998, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1998. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt approximates its carrying amount as of December 31, 1998.

Principal amount by expected maturity:

                            Long Term Debt
                  Fixed Rate Debt   Average Interest Rate
                   (in thousands)
       1999         $    --                --
       2000              --                --
       2001              --                --
       2002              --                --
       2003          17,100             7.33%
    Thereafter       10,825             6.95%
       Total        $27,925             7.18%



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS



Report of Ernst & Young, LLP, Independent Auditors

Balance Sheets - December 31, 1998 and 1997

Statements of Operations - Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in Partners' Capital (Deficit) - Years Ended December 31,
   1998, 1997 and 1996

Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Schedules are not submitted because either they are not applicable or the information required is included in the Financial Statements, including the notes thereto.




               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/3 as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                 BALANCE SHEETS
                        (in thousands, except unit data)


                                                   Years Ended December 31,

                                                     1998         1997

Assets

  Cash and cash equivalents                        $ 14,189     $  5,054

  Receivables and deposits                            1,266          960

  Restricted escrows                                  1,440        2,141

  Other assets                                          753        1,079

  Investment properties: (Notes A, G, and L)

     Land                                            11,428       12,371

     Buildings and related personal property         48,210       50,955

                                                     59,638       63,326

     Less accumulated depreciation                  (16,507)     (15,474)

                                                     43,131       47,852


                                                   $ 60,779     $ 57,086


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                 $    161     $    172

  Tenant security deposit liabilities                   435          460

  Accrued property taxes                                254          264

  Other liabilities                                     876          440

  Mortgage notes payable (Note G)                    27,925       30,525

                                                     29,651       31,861

Partners' Capital (Deficit)

  General partner's                                    (530)        (589)

  Limited partners' (383,033 units outstanding)      31,658       25,814

                                                     31,128       25,225


                                                   $ 60,779     $ 57,086


                 See Accompanying Notes to Financial Statements




                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                               For the Years Ended December 31,

                                                 1998       1997       1996

Revenues:

 Rental income                                 $14,326    $13,805    $12,815

 Other income                                    1,156      1,307        952

 Gain on casualty events (Note D)                   --         --        114

 Gain on sale of investment property (Note F)    5,482         --         --

     Total revenues                             20,964     15,112     13,881


Expenses:

 Operating                                       6,044      6,619      6,926

 General and administrative                        600        501        618

 Depreciation                                    2,988      2,852      2,741

 Interest                                        2,295      2,316      1,573

 Property taxes                                    829        888        870

     Total expenses                             12,756     13,176     12,728


Income before extraordinary item                 8,208      1,936      1,153


Extraordinary loss on early extinguishment

 of debt (Note F)                                 (325)        --         --


Net income                                     $ 7,883    $ 1,936    $ 1,153


Net income allocated to general partner (1%)   $    79    $    19    $    12

Net income allocated to limited partners (99%)   7,804      1,917      1,141


                                               $ 7,883    $ 1,936    $ 1,153


Net income per Limited Partnership Unit:


 Income before extraordinary item              $ 21.21    $  5.00    $  2.98

 Extraordinary item                               (.84)        --         --


 Net income                                    $ 20.37    $  5.00    $  2.98


Distributions per Limited Partnership Unit     $  5.12    $ 36.13    $ 18.98


                 See Accompanying Notes to Financial Statements




                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996
                        (in thousands, except unit data)


                                   Limited

                                 Partnership  General    Limited

                                    Units    Partner's  Partners'   Total


Original capital contributions    383,033    $      1   $ 95,758  $ 95,759


(Deficit) capital at              383,033    $   (407)  $ 43,868  $ 43,461

 December 31, 1995


Net income for the year ended

 December 31, 1996                     --          12      1,141     1,153


Distributions to partners              --         (48)    (7,270)   (7,318)


(Deficit) capital at

 December 31, 1996                383,033        (443)    37,739    37,296


Net income for the year ended

 December 31, 1997                     --          19      1,917     1,936


Distributions to partners              --        (165)   (13,842)  (14,007)


(Deficit) capital at

 December 31, 1997                383,033        (589)    25,814    25,225


Net income for the year ended

 December 31, 1998                     --          79      7,804     7,883


Distribution to partners               --         (20)    (1,960)   (1,980)


(Deficit) capital at

 December 31, 1998                383,033    $   (530)  $ 31,658  $ 31,128


                 See Accompanying Notes to Financial Statements



                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                For the Years Ended December 31,

                                                    1998      1997       1996


Cash flows from operating activities:

Net income                                        $ 7,883   $ 1,936   $ 1,153

Adjustments to reconcile net income

 to net cash provided by operating activities:

     Depreciation                                   2,988     2,852     2,741

     Amortization of lease commissions

      and loan costs                                  159       146        68

     Loss (gain) on casualty event                     --         8      (114)

     Loss on disposal of property                      58        41       149

     Gain on sale of investment property           (5,482)       --        --

     Extraordinary loss on extinguishment of debt     325        --        --

     Changes in accounts:

      Receivables and deposits                       (205)      236       (36)

      Other assets                                      1       (60)       (9)

      Accounts payable                                (11)     (408)     (201)

      Tenant security deposit liability               (25)       26        23

      Property taxes                                  (10)       81         6

      Other liabilities                               436       (79)      140


         Net cash provided by

          operating activities                      6,117     4,779     3,920


Cash flows from investing activities:

  Property improvements and replacements           (1,590)   (1,692)   (1,699)

  Net receipts from (deposits to)

   restricted escrows                                 701        33      (986)

  Proceeds from sale of investment property         8,646        --        --

  Proceeds from sales of investments                  100        --        --

  Net cash received in foreclosure                     --        --        74

  Net insurance proceeds from casualty events          --       126        --

  Dividends received                                   --         4        --


         Net cash provided by (used in)

          investing activities                      7,857    (1,529)   (2,611)


                 See Accompanying Notes to Financial Statements




                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                      STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)



                                               For the Years Ended December 31,

                                                  1998       1997       1996


Cash flows from financing activities:

   Payments on mortgage notes payable          $     --   $     --   $   (158)

   Proceeds from refinancing                         --         --     19,700

   Repayment of mortgage notes payable           (2,600)        --     (7,012)

   Loan costs paid                                   --         (2)      (579)

   Debt extinguishment costs                       (259)        --         --

   Partners' distributions                       (1,980)   (14,007)    (7,318)


       Net cash (used in) provided by

        financing activities                     (4,839)   (14,009)     4,633


Net increase (decrease) in cash and

  cash equivalents                                9,135    (10,759)     5,942


Cash and cash equivalents at beginning of year    5,054     15,813      9,871


Cash and cash equivalents at end of year       $ 14,189   $  5,054   $ 15,813


Supplemental disclosure of cash

  flow information:

    Cash paid for interest                     $  2,193   $  2,196   $  1,372


At December 31, 1998, in connection with a fire at Lake Villa Apartments, property improvements and replacements and receivables and deposits were adjusted by $101,000 for non-cash activity.

At December 31, 1996, in connection with a fire at Lamplighter Park, property improvements and replacements, receivables and deposits, and accounts payable were adjusted $134,000, $265,000 and $269,000, respectively, for non-cash activity.

Also, notes receivable and property improvements and replacements were adjusted by $4,400,000 and $4,383,000 to reflect the acquisition of South City through foreclosure of the note receivable (see "Note F").

                 See Accompanying Notes to Financial Statements




                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998


NOTE A - ORGANIZATION OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

Consolidated Capital Institutional Properties/3 (the "Partnership" or the "Registrant"), a California limited partnership, was formed on May 23, 1984, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, ConCap Equity Partners/3, ConCap Equity Partners/4, and ConCap Equity Partners/5, ("EP/3", "EP/4", and "EP/5", respectively), California limited partnerships, in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"). The Partnership entered into a Master Loan Agreement with EP/3, EP/4, and EP/5, pursuant to which the aggregate principal would not exceed the net amount raised by the Partnership's offering of approximately $96,000,000.

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partner-ships and replaced CCEC as managing general partner in all 16 partnerships. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1998, Insignia Properties Trust, an affiliate of AIMCO owned 100% of the outstanding stock of CEI. At December 31, 1998, affiliates of AIMCO, owned 124,973 Units of the Partnership.

The Partnership operates seven apartment properties and two commercial properties located throughout the United States.

The principal place of business for the Partnership and for the General Partner is 55 Beattie Place, Greenville, South Carolina, 29602.

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

Restricted Escrows:

As a result of the refinancing of Williamsburg Manor, Sandpiper I & II and Park Capitol in 1995 and Lamplighter Park, Tamarac Village, Hidden Cove and Cedar Rim in 1996, the following reserves were established:

 Capital Improvement Reserve - As part of the refinancings, the properties deposited $1,416,000 in 1996 and $843,000 in 1995 with the mortgage companies to establish a Capital Reserve designated for certain capital improvements. At December 31, 1998, this reserve totaled approximately $593,000.

 Replacement Reserve - As a result of the refinancings, each property will make monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1998, this reserve totaled approximately $848,000.

Note Receivable Impairment:

In 1995, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting By Creditors for Impairment of a Loan". Under the new standard, the provision for credit losses, related to loans that are identified for evaluation in accordance with SFAS No. 114, is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. During 1995, it was determined that the note secured by the South City Business Center was impaired. Accordingly, during 1995, the Partnership recorded a write-down of $3,255,000 ($1,500,000 in the fourth quarter) on the note receivable to adjust the note balance to the estimated net realizable value of the collateral. See "Note E - Notes and Interest Receivable" regarding the 1996 foreclosure proceedings.

Investment Properties:

Investment properties consist of seven apartment complexes and two commercial properties and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998, 1997 or 1996.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Leases:

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership expects that in the normal course of business these leases will be renewed or replaced by other leases. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

The Partnership leases certain commercial space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the terms of the leases. For all other leases, rents are recognized over the terms of the leases as earned.

Deferred Costs:

Loan costs of approximately $2,000 and $579,000 were capitalized in 1997 and 1996, respectively (in conjunction with property refinancings). No loan costs were capitalized during 1998. At December 31, 1998 and 1997, a total of approximately $846,000 and $941,000 less accumulated amortization of approximately $261,000 and $171,000, respectively, are included in other assets. Loan costs are amortized on a straight-line basis over the life of the loans.

Leasing commissions are deferred and amortized over the lives of the related leases. At December 31, 1998 and 1997, a total of approximately $189,000 and $143,000 less accumulated amortization of $96,000 and $56,000, respectively, are included in other assets.

Allocation of Net Income and Net Loss:

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the general partner.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note N - Segment Reporting").

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $243,000, $242,000, and $292,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

Reclassifications: Certain reclassifications have been made to the 1997 and 1996 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The limited partnership agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The following payments were paid to the General Partner and affiliates during each of the years ending December 31, 1998, 1997 and 1996:

                                              1998      1997      1996
                                                   (in thousands)
Property management fees (included in
operating expenses)                          $748      $737      $658

Reimbursement for services of affiliates
(included in investment properties,
general and administrative expenses
and operating expenses) (1)                   384       374       403

Real estate brokerage commissions
(included in gain on sale of
investment property                           465        --        --

(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998, 1997 and 1996 is approximately $35,000, $33,000 and
     $27,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998, 1997 and 1996, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Registrant's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $678,000, $648,000 and $593,000 for management fees for the years ended December 31, 1998, 1997 and 1996, respectively. For the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $70,000, $89,000, and $65,000 for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger (See "Note B")) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $384,000, $374,000 and $403,000 for the years ended December 31, 1998 1997 and 1996, respectively.

Additionally, the Partnership paid $41,000, $36,000 and $32,000 during the years ended December 31, 1998, 1997 and 1996, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid $98,000 to affiliates of the General Partner for reimbursements of costs related to the loan refinancings in November of 1996. These loan costs are included in other assets are being amortized over the term of the loans.

For acting as real estate broker in connection with the sale of City Heights, an affiliate of the General Partner was paid a real estate commission of 5% of the sale price or $465,000 during the year ended December 31, 1998. No similar commissions were earned during the years ended December 31, 1997 and 1996.
(See "Note "F" for additional information about the sale.)

A director of an affiliate of the General Partner was affiliated with a professional legal association that received fees in connection with the 1996 refinancing of certain of the Partnership's properties (see "Note G"). These fees totaled $60,000 and have been capitalized as loan costs and are being amortized over the term of the loans.

During the first quarter of 1998, an affiliate of the General Partner acquired an additional 47,865.5 units in the Partnership as a result of a tender offer commenced in December 1997. During July 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 125,000 of the outstanding units of limited partnership interest in the Partnership at $100 per Unit, net to the Seller in cash. The Purchaser acquired 28,039.3 units pursuant to this tender offer. AIMCO currently owns, through its affiliates, a total of 124,973 limited partnership units or 32.27%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

NOTE D - CASUALTY EVENTS

In October 1996, a fire damaged twelve units at the Lamplighter Park Apartments. The unit where the fire started suffered extensive damage, and as a result, the asset and related accumulated depreciation were written off in 1996. At December 31, 1996, an insurance proceeds receivable was recorded, as well as a miscellaneous payable representing the estimated cost of restoring the damaged units. The net gain recognized in 1996 relating to this fire was $114,000. In 1997, the restoration was completed, and additional unanticipated charges were
incurred.   The net effect of these charges was a casualty loss of approximately
$24,000 being recognized in 1997 relating to the 1996 fire. The 1997 loss is included in operating expense on the Partnership's statement of operations.

In 1997, a fire at Hidden Cove by the Lake Apartments damaged ten units in one building at the complex. The units affected suffered primarily smoke and water
damages, and the restoration was completed in the second quarter of 1997.   A
casualty gain of $16,000 was recognized in 1997 as a result of this fire and is included as an offset to operating expense.

In June 1998, another fire occurred at Hidden Cove by the Lake Apartments, which caused major damage to three units in one building of the complex, and as a result, the building and its related accumulated depreciation were written off. The restoration was completed early in 1999. No loss was recognized related to the fire as the casualty is covered by insurance and the proceeds are expected to equal or exceed the net book value of the destroyed units.

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

NOTE F - SALE OF REAL ESTATE

In November 1998, City Heights Apartments, located in Seattle, Washington, was sold to an unaffiliated party for $9,300,000. After payoff of the debt and payment of closing expenses, the net sales proceeds received by the Partnership were approximately $5,787,000. The proceeds were distributed to the partners in January 1999. For financial statement purposes, the sale resulted in a gain of approximately $5,482,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $325,000 as the result of payment of prepayment penalties and the write-off of the remaining unamortized loan costs. The sale transaction is summarized as follows (amounts in thousands):

Net sale price, net of selling costs   $ 8,646
Net real estate (1)                     (3,164)
Gain on sale of real estate            $ 5,482

(1) Real estate at cost, net of accumulated depreciation of approximately $1,900,000.


NOTE G - MORTGAGE NOTES PAYABLE

Notes payable at December 31, 1998, consist of the following:


                    Principal    Monthly                       Principal

                    Balance At   Payment   Stated               Balance

                   December 31, Including Interest Maturity     Due At

                       1998     Interest    Rate     Date      Maturity

                       (in thousands)                       (in thousands)

Property

Cedar Rim            $ 2,000    $    12    7.33%   11/01/03    $ 2,000

Hidden Cove            2,200         14    7.33%   11/01/03      2,200

Lamplighter Park       3,500         21    7.33%   11/01/03      3,500

Park Capitol           2,725         16    6.95%   12/01/05      2,725

Tamarac Village        9,400         57    7.33%   11/01/03      9,400

Williamsburg Manor     4,150         24    6.95%   12/01/05      4,150

Sandpiper I & II       3,950         23    6.95%   12/01/05      3,950

                     $27,925    $   167                        $27,925


In November of 1996, four of the Partnership's investment properties, Cedar Rim, Hidden Cove, Lamplighter Park and Tamarac Village, obtained initial financing or refinanced existing notes. Proceeds from this transaction totaled $17,100,000. The debt accrues interest at a rate of 7.33% per year, matures on November 1, 2003, and requires balloon payments at maturity for the full principal amount. Throughout the mortgage term, interest-only payments are made. Loan costs of $485,000 were incurred by the properties as a result of the refinancings, and are included in other assets on the balance sheet.

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties. Also, all notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

NOTE H- SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITY

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

NOTE I- COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. Reserves, including cash and securities available for sale, totaling approximately $14.2 million, were greater than the reserve requirement of $3,400,000 at December 31, 1998.

NOTE J - PARTNERS' EQUITY (DEFICIT)

Net profits, net losses, and distributions are allocated 99% to the Limited Partners and 1% to the general partner.

The Partnership made distributions of cash generated from operations of approximately $1,980,000, $2,438,000 and $4,821,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Partnership also made distributions of cash from surplus funds of approximately $11,569,000 and $2,497,000 for the years ended December 31, 1997 and 1996, respectively. Subsequent to the Partnership's year-end, distributions from operations of approximately $4,113,000 and surplus funds from the sale of City Heights of approximately $5,787,000 were paid during January 1999.

NOTE K - OPERATING LEASES

Tenants of the Partnership's commercial properties are responsible for payment of their proportionate share of real estate taxes. Insurance, common area maintenance expenses and a portion of the real estate taxes are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share of the real estate taxes.

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):


                              1999      $1,130

                              2000         656

                              2001         311

                              2002         175

                              2003          95

                           Thereafter      318


                                        $2,685


NOTE L - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                              Initial Cost

                                             To Partnership

                                             (in thousands)

                                                                      Cost

                                                      Buildings   Capitalized

                                                     and Related   (Removed)

                                                      Personal   Subsequent to

Description                  Encumbrances    Land     Property    Acquisition

                            (in thousands)                       (in thousands)


Cedar Rim                   $ 2,000        $   778   $ 4,322     $  (110)

Corporate Center                 --          1,071     2,949        (465)

Hidden Cove by the Lake       2,200            184     4,416         730

Lamplighter Park              3,500          2,458     5,167         490

Park Capitol                  2,725            280     2,100         632

Tamarac Village               9,400          2,464    10,536       1,899

 I, II, III, & IV

Williamsburg Manor            4,150          1,281     5,124         666

Sandpiper I & II              3,950          1,463     5,851         716

South City Business Center       --          2,006     2,376         254


Totals                      $27,925        $11,985   $42,841     $ 4,812




                  Gross Amount At Which Carried

                      at December 31, 1998

                         (in thousands)

                           Buildings

                              And

                            Related                            Date of

                            Personal            Accumulated   Construc-    Date   Depreciable

Description         Land    Property    Total   Depreciation    tion     Acquired Life-Years

                                               (in thousands)


Cedar Rim          $   618 $ 4,372    $ 4,990   $ 1,905         1980     4/12/91    3 - 20

Corporate Center       782   2,773      3,555     1,569         1982     4/13/90    5 - 20

Hidden Cove            184   5,146      5,330     2,410         1972     3/23/90    3 - 20

Lamplighter Park     2,351   5,764      8,115     2,323         1968     4/12/91    3 - 20

Park Capitol           280   2,732      3,012     1,362         1974     4/13/90    5 - 20

Tamarac Village      2,464  12,435     14,899     4,105         1978     6/10/92    5 - 20

Williamsburg Manor   1,281   5,790      7,071     1,157         1970     11/30/94   5 - 22

Sandpiper            1,463   6,567      8,030     1,286       1976/1985  11/30/94   5 - 22

South City           2,005   2,631      4,636       390       1974/1976  2/14/96    5 - 25

                   $11,428 $48,210    $59,638   $16,507


Reconciliation of "Investment Properties and Accumulated Depreciation":


                                     For the Years Ended December 31,

                                       1998        1997        1996

                                              (in thousands)

Investment Properties:

Balance at beginning of year        $63,326     $61,821     $55,835

  Additions                           1,590       1,558       1,833

  Acquisition through foreclosure        --          --       4,383

  Sale of investment property        (5,028)         --          --

  Disposal of property                 (250)        (53)       (230)

Balance at end of year              $59,638     $63,326     $61,821


Accumulated Depreciation:

Balance at beginning of year        $15,474     $12,634     $ 9,958

 Depreciation of real estate          2,988       2,852       2,741

 Sale of investment property         (1,864)         --          --

 Disposal of property                   (91)        (12)        (65)

Balance at end of year              $16,507     $15,474     $12,634


The aggregate cost for Federal income tax purposes is:

                            1998        $50,958
                            1997        $56,544
                            1996        $57,213


NOTE M - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except unit data):

                                             1998        1997        1996

Net income as reported                    $ 7,883     $ 1,936     $ 1,153
Add (deduct):
Gain on sale of property                   (1,523)         --          --
Fixed asset write-offs and casualty
 gain                                          57          25          35
Loss on foreclosure                            --          --      (7,732)
Depreciation differences                      499         568         661
Change in prepaid rental income               (71)        240         (89)
Other                                          19          99          77

Federal taxable income (loss)             $ 6,864     $ 2,868     $(5,895)
Federal taxable income (loss) per
limited partnership unit                  $ 17.74     $  7.41     $(15.24)

The tax basis of the Partnership's assets and liabilities is approximately $19,924,000 greater than the assets and liabilities as reported in the financial statements.

NOTE N - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of seven apartment complexes in six states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of two business parks located in Florida and California. These properties lease space to a variety of businesses at terms ranging from month to month to ten years.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998, 1997 and 1996 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

1998
                                      Residential Commercial   Other    Totals
Rental income                         $12,670     $ 1,656     $    --  $14,326
Other income                              767          68         321    1,156
Interest expense                       (2,295)         --          --   (2,295)
Depreciation                           (2,683)       (305)         --   (2,988)
General and administrative expenses        --          --        (600)    (600)
Gain on sale of investment property     5,482          --          --    5,482
Loss on extraordinary item               (325)         --          --     (325)
Segment profit (loss)                   7,660         502        (279)   7,883
Total assets                           28,063       6,855      25,861   60,779
Capital expenditures for investment
properties                              1,359         231          --    1,590

1997
                                      Residential Commercial   Other    Totals
Rental income                         $12,244     $ 1,561     $    --  $13,805
Other income                              776          85         446    1,307
Interest expense                       (2,316)         --          --   (2,316)
Depreciation                           (2,559)       (293)         --   (2,852)
General and administrative expenses        --          --        (501)    (501)
Segment profit (loss)                   1,589         402         (55)   1,936
Total assets                           32,633       6,775      17,678   57,086
Capital expenditures for investment
properties                              1,538         154          --    1,692

1996
                                      Residential Commercial   Other    Totals
Rental income                         $11,418     $ 1,397     $    --  $12,815
Other income                              573          30         349      952
Interest expense                       (1,573)         --          --   (1,573)
Depreciation                           (2,464)       (277)         --   (2,741)
General and administrative expenses        --          --        (618)    (618)
Gain on casualty events                   114          --          --      114
Segment profit (loss)                   1,070         352        (269)   1,153
Total assets                           34,665       7,076      27,796   69,537
Capital expenditures for investment
properties                              1,665          34          --    1,699

NOTE O - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers had been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

In March 1998, a limited partner of the Partnership commenced an action entitled Bond Purchase LLC. v. Concap Equities, Inc. c/o Consolidated Capital Institutional Properties, III. The complaint claims that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. The General Partner is unable to determine the costs associated with this case at this time.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young, LLP regarding the 1998, 1997 or 1996 audits of the Partnership's financial statements.




                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Consolidated Capital Institutional Properties/3 (the "Partnership" or the "Registrant") has no officers or directors. ConCap Equities, Inc. ("CEI" or the "General Partner") manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President - Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13" below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Except as provided below, as of March 1998, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the Partnership:

      NAME AND ADDRESS         NUMBER OF UNITS  PERCENT OF TOTAL

Insignia Properties, L.P.         44,825.8           11.703%
   (an affiliate of AIMCO)
Madison River Properties LLC      46,747.4           12.205%
   (an affiliate of AIMCO)
Cooper River Properties LLC       28,039.3            7.320%
   (an affiliate of AIMCO)
AIMCO Properties LP                5,360.5            1.399%
   (an affiliate of AIMCO)

Insignia Properties LP, Cooper River Properties LLC and Madison River Properties LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602. AIMCO Properties LP is also owned by AIMCO, its business address is 1873 South Bellaire Street, 17th Floor, Denver, CO 80222.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 32.627% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Beneficial Owners of Management

Except as described in Item 12(a) above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

Changes in Control

Beneficial Owners of CEI

As of December 31, 1998, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

      NAME AND ADDRESS         NUMBER OF CEI SHARES   PERCENT OF TOTAL
  Insignia Properties, L.P.           100,000               100%
      55 Beattie Place
    Greenville, SC  29602

Insignia Properties, L.P. is an affiliate of AIMCO (see "Item 1. Description of Business").

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Limited Partnership Agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with administration of Partnership activities. The following payments were paid to the General Partner and affiliates during each of the years ending December 31, 1998, 1997 and 1996:

                                               1998     1997      1996
                                                    (in thousands)

Property management fees                      $748    $737      $658

Reimbursement for services of affiliates (1)   384     374       403

Real estate brokerage commission               465      --        --

(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998, 1997 and 1996 is approximately $35,000, $33,000 and
     $27,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998, 1997 and 1996, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Registrant's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $678,000, $648,000 and $593,000 for management fees for the years ended December 31, 1998, 1997 and 1996, respectively. For the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $70,000, $89,000, and $65,000 for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $384,000, $374,000 and $403,000 for the years ended December 31, 1998 1997 and 1996, respectively.

Additionally, the Partnership paid $41,000, $36,000 and $32,000 during the years ended December 31, 1998, 1997 and 1996, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases. The Partnership also paid $98,000 to affiliates of the General Partner for reimbursements of costs related to the loan refinancings in November of 1996. These loan costs are included in other assets are being amortized over the term of the loans.

For acting as real estate broker in connection with the sale of City Heights, an affiliate of the General Partner was paid a real estate commission of 5% of the sale price or $465,000 during the year ended December 31, 1998. No similar commissions were earned during the years ended December 31, 1997 and 1996.

A director of an affiliate of the General Partner was affiliated with a professional legal association that received fees in connection with the 1996 refinancing of certain of the Partnership's properties. These fees totaled $60,000 and have been capitalized as loan costs and are being amortized over the term of the loans.

During the first quarter of 1998, an affiliate of the General Partner acquired an additional 47,865.5 units in the Partnership as a result of a tender offer commenced in December 1997. During July 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 125,000 of the outstanding units of limited partnership interest in the Partnership at $100 per Unit, net to the Seller in cash. The Purchaser acquired 28,039.3 units pursuant to this tender offer. AIMCO currently owns, through its affiliates, a total of 124,973 limited partnership units or 32.27%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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




                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this report:

1. Financial Statements

   Balance Sheets as of December 31, 1998 and 1997

   Statements of Operations for the Years Ended December 31, 1998, 1997 and
   1996

   Statements of Changes in Partners' Capital (Deficit) for the Years Ended December 31, 1998, 1997 and 1996

   Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
   1996

   Notes to Financial Statements

2. Schedules

   All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

3. Exhibits

S-K REFERENCE
    NUMBER        DOCUMENT DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT incorporated by reference to Current Report on Form 8-K dated October 1, 1998.

3                 Certificates of Limited Partnership, as amended.

10.3 Participating Note Master Loan Agreement (Incorporated by reference to Registration Statement of Partnership (File No. 2-97664) filed July 23, 1985).

10.4 Participating Note Security Agreement (Incorporated by reference to Registration Statement of Partnership (File No. 2-97664) filed July 23, 1985).

10.5 Form of Deed of Trust and Rider (Incorporated by reference to Registration Statement of Partnership (File No. 2-97664) filed July 23, 1985).

10.6 Several Promissory Notes (Incorporated by reference to Registration Statement of Partnership (File No. 2-97664) filed July 23, 1985).

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

10.15 Assignment and Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.16 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.17 Construction Management Cost Reimbursement Agreement dated April 12, 1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.18 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.19 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.20 Assignment and Assumption Agreement October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

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

10.23 Assignment and Assumption Agreement (Financial Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

10.33 Assignment and Assumption Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.34 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc.(Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995)

10.35 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995)

10.36 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995)

10.37 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

10.38 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

10.39 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

10.40 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

10.41 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996)

11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 8 of Item 8 - Financial Statements of this Form 10-K)

16 Letter, Dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992)

27                Financial Data Schedule.

28.1 Fee Owner's General Partnership Agreement (Incorporated by reference to Registration Statement of Partnership (File No. 2-97664) filed July 23, 1985).

28.2 Fee Owner's Certificate of Partnership (Incorporated by reference to Registration Statement of Partnership (File No. 2-97664) filed July 23, 1985).

(b)Reports on Form 8-K, filed during the fourth quarter of 1998:

   Current Report on Form 8-K dated October 1, 1998 and filed October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



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


                               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                               By: CONCAP EQUITIES, INC.
                                   Its General Partner,


                               By: /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                               By: /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting


                               Date:   March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.



/s/ Patrick J. Foye      Executive Vice President        Date: March 26, 1999
Patrick J. Foye          and Director


/s/ Timothy R. Garrick   Vice President - Accounting     Date: March 26, 1999
Timothy R. Garrick       and Director