Form 10-Q
period 1999-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1999-05-12
CIK 768890

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


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

                                 (864) 239-1000
                        (Registrant's telephone number)

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



                                                       March 31,   December 31,

                                                          1999         1998

                                                      (unaudited)     (Note)

Assets

  Cash and cash equivalents                           $  4,961     $ 14,189

  Receivables and deposits                               1,171        1,266

  Restricted escrows                                     1,355        1,440

  Other assets                                             788          753

  Investment properties:

     Land                                               11,428       11,428

     Buildings and related personal property            48,581       48,210

                                                        60,009       59,638

     Less accumulated depreciation                     (17,177)     (16,507)

                                                        42,832       43,161

                                                      $ 51,107     $ 60,779

Liabilities and Partners' Capital (Deficit)

Liabilities

   Accounts payable                                   $    200     $    161

   Tenant security deposit liabilities                     421          435

   Accrued property taxes                                  248          254

   Other liabilities                                       457          876

   Mortgage notes payable                               27,925       27,925

                                                        29,251       29,651


Partners' Capital (Deficit)

   General partner's                                      (623)        (530)

   Limited partners' (383,033 units outstanding)        22,479       31,658

                                                        21,856       31 128

                                                      $ 51,107     $ 60,779


          See Accompanying Notes to Consolidated Financial Statements

b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                      Three Months Ended

                                                           March 31,

                                                      1999           1998

Revenues:

  Rental income                                  $ 3,391        $ 3,571

  Other income                                       256            260

     Total revenues                                3,647          3,831


Expenses:

  Operating                                        1,454          1,548

  General and administrative                         145            160

  Depreciation                                       702            703

  Interest                                           524            579

  Property taxes                                     194            216

     Total expenses                                3,019          3,206

Net income                                       $   628        $   625


Net income allocated to general partner (1%)     $     6        $     6


Net income allocated to limited partners (99%)       622            619

                                                 $   628        $   625


Net income per limited partnership unit          $  1.62        $  1.62


Distribution per limited partnership unit        $ 25.59        $    --


          See Accompanying Notes to Consolidated Financial Statements

c)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                        (in thousands, except unit data)



                                     Limited

                                   Partnership    General      Limited

                                      Units      Partner's    Partners'    Total


Original capital contributions     383,033      $      1     $ 95,758   $ 95,759


Partners' (deficit) capital at

  December 31, 1997                383,033      $   (589)    $ 25,814   $ 25,225


Net income for the three months

  ended March 31, 1998                  --      $      6     $    619   $    625


Partners' (deficit) capital at

  March 31, 1998                   383,033      $   (583)    $ 26,433   $ 25,850

Partners' (deficit) capital at

  December 31, 1998                383,033      $   (530)    $ 31,658  $ 31,128


Distribution to partners                --           (99)      (9,801)   (9,900)


Net income for the three months

  ended March 31, 1999                  --      $      6     $    622  $    628


Partners' (deficit) capital at

  March 31, 1999                   383,033      $   (623)    $ 22,479  $ 21,856


          See Accompanying Notes to Consolidated Financial Statements
d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Three Months Ended

                                                                March 31,

                                                            1999         1998

Cash flows from operating activities:

  Net income                                            $   628      $   625

  Adjustments to reconcile net income to

    net cash provided by operating activities:

    Depreciation                                            702          703

    Amortization of lease commissions and

      loan costs                                             32           39

    Loss on disposal of property                             40           58

    Change in accounts:

      Receivables and deposits                               95           23

      Other assets                                          (67)          20

      Accounts payable                                       39            7

      Tenant security deposit liabilities                   (14)           4

      Accrued property taxes                                 (6)          18

      Other liabilities                                    (419)         (48)


         Net cash provided by operating activities        1,030        1,449


Cash flows from investing activities:

  Property improvements and replacements                   (443)        (297)

  Net withdrawals from restricted escrows                    85          385


         Net cash (used in) provided by

          investing activities                             (358)          88


Cash flows used in financing activities:

  Distribution to partners                               (9,900)          --


Net (decrease) increase in cash and cash equivalents     (9,228)       1,537


Cash and cash equivalents at beginning of period         14,189        5,054


Cash and cash equivalents at end of period              $ 4,961      $ 6,591

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $   501      $   549


          See Accompanying Notes to Consolidated Financial Statements


e)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The limited partnership agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were paid to the General Partner and affiliates during each of the three month periods ending March 31, 1999 and 1998:

                                                                1999      1998
                                                                (in thousands)

Property management fees (included in operating expenses)       $156      $191

Reimbursements for services of affiliates (included in
 investment properties, general and administrative
 expenses, and operating expenses) (1)                            93       103



(1) Included in "reimbursements for services of affiliates" for the three months ended March 31, 1999 and 1998 is approximately $7,000 and $13,000, respectively, in reimbursements for construction oversight costs.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $156,000 and $169,000 for management fees for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Partnership's commercial properties for providing property management services. The Partnership paid to such affiliates approximately $22,000 for the three months ended March 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger (See "Note B")) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting approximately $93,000 and $103,000 for the three months periods ended March 31, 1999 and 1998, respectively.

Additionally, the Partnership paid approximately $11,000 during the three months ended March 31, 1998 to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases.


During the first quarter of 1998, an affiliate of the General Partner acquired an additional 47,865.5 units in the Partnership as a result of a tender offer commenced in December 1997.

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $5 million were greater than the reserve requirement of approximately $3.1 million at March 31, 1999.


NOTE E - DISTRIBUTIONS

The Partnership distributed cash generated from operations of approximately $4,113,000 and approximately $5,787,000 from surplus funds for the three months ended March 31, 1999. The Partnership did not make any distributions to its partners during the three months ended March 31, 1998.

NOTE F - CASUALTY EVENTS

In June 1998, a fire occurred at Hidden Cove by the Lake Apartments, which caused major damage to three units in one building of the complex, and as a result, the building and its related accumulated depreciation were written off. The restoration was completed early in 1999. No loss was recognized related to the fire as the casualty is covered by insurance and the proceeds are expected to equal or exceed the net book value of the destroyed units. An ice storm occurred at Hidden Cove by the Lake Apartments in January, 1999 which damaged 52 units. As of March 31, 1999, the losses and expenditures associated with this casualty have been offset by insurance proceeds. The financial impact may change in future months depending on final negotiations with the insurance company.

NOTE G - SEGMENT REPORTING

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of seven apartment complexes in Colorado, Florida, Michigan, North Carolina, Utah and Washington. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of two business parks located in Florida and California. These properties lease space to a variety of businesses at terms ranging from month to month to ten years.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1998.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments

1999
                                    Residential Commercial    Other      Totals
Rental income                       $ 2,965     $   426     $    --    $ 3,391
Other income                            157          15          84        256
Interest expense                        524          --          --        524
Depreciation                            626          76          --        702
General and administrative expenses      --          --         145        145
Segment profit (loss)                   572         117         (61)       628
Total assets                         27,354       6,837      16,916     51,107
Capital expenditures for investment
properties                              412          31          --        443

1998
                                    Residential Commercial    Other      Totals
Rental income                       $ 3,170     $   401     $    --    $ 3,571
Other income                            171          16          73        260
Interest expense                        579          --          --        579
Depreciation                            631          72          --        703
General and administrative expenses      --          --         160        160
Segment profit (loss)                   598         114         (87)       625
Total assets                         31,991       6,887      18,814     57,692
Capital expenditures for investment
properties                              261          36          --        297

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers had been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense is not expected to have a material effect on the Partnership's overall operations.

In March 1998, a limited partner of the Partnership commenced an action entitled Bond Purchase LLC. v. Concap Equities, Inc. c/o Consolidated Capital Institutional Properties, III. The complaint claims that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense is not expected to have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of seven apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1999 and 1998:

                                          Average Occupancy

Property                                    1999      1998


Cedar Rim                                    91%       98%

  New Castle, Washington

Corporate Center                             82%       97%

  Tampa, Florida


Hidden Cove by the Lake                      88%       92%

  Belleville, Michigan

Lamplighter Park                             95%       96%

  Bellevue, Washington

Park Capitol                                 97%       92%

  Salt Lake City, Utah

Sandpiper I and II                           94%       96%

  St. Petersburg, Florida

South City Business Center                   90%       93%

  Chula Vista, California

Tamarac Village I, II, III, IV               97%       96%

  Denver, Colorado

Williamsburg Manor                           97%       97%

  Cary, North Carolina


The decrease in occupancy at Cedar Rim is due to competition in the area offering rent specials. The decrease in occupancy at Corporate Center is due to two major tenants moving out during the three months ended March 31, 1999. Management is attempting to locate new tenants for this space. The decrease in occupancy at Hidden Cove by the Lake is due to an ice storm that damaged 52 units. They were unable to move anyone into the damaged units for two months. The increase in occupancy at Park Capitol is due to the staff's concerted effort to improve the property and increase occupancy. The decrease in occupancy at South City Business Center is due to several tenants moving out during the three months ended March 31, 1999. Several of these spaces have since been leased to new tenants.

Results of Operations

The Partnership had net income of approximately $628,000 for the three months ended March 31, 1999, compared to approximately $625,000 for the three months ended March 31, 1998. The increase in net income is primarily attributable to a decrease in total expenses, which was partially offset by a decrease in total revenues due to the sale of City Heights Apartments in November 1998, as discussed below. Excluding the operations of City Heights Apartments, total revenues increased approximately $90,000 and total expenses increased approximately $18,000. The increase in total revenues is primarily due to an increase in rental income. Rental income increased due to increased average rental rates at most of the Partnership's properties which was partially offset by decreased occupancy at Cedar Rim, Sandpiper I & II, Corporate Center, Hidden Cove, Lamplighter Park and South City. The increase in total expenses is primarily due to an increase in depreciation expense which was partially offset by decreases in operating expenses and general and administrative expenses. Depreciation expense increased due to capital improvements completed during 1998 that are now being depreciated. Operating expenses decreased primarily due to reduced maintenance expenses at Tamarac Village during 1999. General and administrative expenses decreased due to reduced professional fees associated with managing the Partnership, and reduced printing and mailing costs related to correspondence with the limited partners. Included in general and administrative expenses at March 31, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

In November 1998, City Heights Apartments, located in Seattle, Washington, was sold to an unaffiliated party for $9,300,000. After payoff of the debt and payment of closing expenses, the net sales proceeds received by the Partnership was approximately $5,787,000. The proceeds were distributed to the partners in January 1999. For financial statement purposes, the sale resulted in a gain of approximately $5,482,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $325,000 as the result of payment of prepayment penalties and the write-off of the remaining unamortized loan costs.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership held cash and cash equivalents of approximately $4,961,000 compared to approximately $6,591,000 at March 31, 1998. The decrease in cash and cash equivalents for the three months ended March 31, 1999 from the Partnership's year ended December 31, 1998 was approximately $9,228,000. This decrease is due to approximately $358,000 of cash used in investing activities and approximately $9,900,000 of cash used in financing activities, which was partially offset by approximately $1,030,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of a distribution to the partners. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Cedar Rim

During the three months ended March 31, 1999, the Partnership completed approximately $12,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements and appliances. These improvements were funded primarily from the property's replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $115,000 are planned for 1999, consisting of kitchen cabinet and countertop replacements, parking lot repairs and other building upgrades.

Corporate Center

During the three months ended March 31, 1999, the Partnership did not complete any capital improvements. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $28,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $91,000 are planned for 1999, consisting of tenant improvements, roof replacement and heating and air conditioning units.

Hidden Cove

During the three months ended March 31, 1999, the Partnership spent approximately $230,000 on capital improvements, consisting primarily of building structural improvements. These improvements were primarily associated with an unbudgeted casualty event. It is anticipated that most of these expenditures will be covered by insurance. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $164,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $228,000 are planned for 1999, consisting of building structural improvements, carpet, kitchen cabinets, landscaping and appliances.

Lamplighter Park

During the three months ended March 31, 1999, the Partnership spent approximately $37,000 on capital improvements, consisting primarily of heating improvements, plumbing repairs and carpet and vinyl replacement. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $200,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $140,000 are planned for 1999, consisting of carpet replacement, landscaping, pool repairs and other building improvements.


Park Capital

During the three months ended March 31, 1999, the Partnership spent approximately $12,000 on capital improvements consisting primarily of carpet and vinyl replacement. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $165,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $112,000 are planned for 1999, consisting of carpet replacement and structural improvements.

Tamarac Village

During the three months ended March 31, 1999, the Partnership spent approximately $72,000 on capital improvements consisting primarily of air conditioning units, roof replacement, and carpet and vinyl replacement. These expenditures were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $471,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $351,000 are planned for 1999, consisting of carpet replacement, outside lighting, parking lot repairs, pool repairs, appliances, roof replacement and other structural improvements.

Williamsburg Manor

During the three months ended March 31, 1999, the Partnership spent approximately $20,000 on capital improvements consisting primarily of carpet and vinyl replacement. These improvements were funded from the replacement reserve and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $134,000 are planned for 1999, including carpet replacement, landscaping, outside lighting, parking lot repairs and pool repairs.

Sandpiper I and II

During the three months ended March 31, 1999, the Partnership spent approximately $29,000 on capital improvements consisting primarily of carpet and vinyl replacement, kitchen cabinet and countertop replacement, air conditioning units and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $611,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, $579,000 are planned for 1999, consisting of carpet and vinyl replacement, kitchen cabinets and countertops, landscaping, parking lot repairs, pool repairs, roof replacement and other structural upgrades.

South City

During the three months ended March 31, 1999, the Partnership spent approximately $31,000 on capital improvements consisting of tenant improvements. These expenditures were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $40,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $100,000 are planned for 1999, consisting of tenant improvements and entrances.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $5 million at March 31, 1999, were greater than the reserve requirement of approximately $3.1 million.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $27,925,000 has maturity dates ranging from 2003 to 2005. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such property through foreclosure.

During the three months ended March 31, 1999, the Partnership made a distribution in the amount of approximately $4,113,000 ($10.63 per limited partnership unit) from operations and approximately $5,787,000 ($14.96 per limited partnership unit) of sales proceeds from City Heights. The partnership did not make any distributions to its partners during the three months ended March 31, 1998. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities refinancings, property sales and the availability of cash reserves as discussed above. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.


During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.


Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1998, the Partnership's latest year-end. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt approximates its carrying amount as of December 31, 1998.

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



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers had been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

In March 1998, a limited partner of the Partnership commenced an action entitled Bond Purchase LLC. v. Concap Equities, Inc. c/o Consolidated Capital Institutional Properties, III. The complaint claims that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense is not expected to have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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


                                        CONSOLIDATED CAPITAL INSTITUTIONAL
                                        PROPERTIES/3

                                        By:  CONCAP EQUITIES, INC.
                                             Its General Partner

                                        By:  /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President


                                        By:  /s/ Carla R. Stoner
                                             Carla R. Stoner
                                             Senior Vice President Finance and
                                             Administration


                                        Date: May 12, 1999