Form 10-Q
period 1999-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1999-08-10
CIK 768890

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

                                 BALANCE SHEET
                        (in thousands, except unit data)



                                                        June 30,   December 31,

                                                          1999         1998

                                                      (unaudited)     (Note)

Assets

  Cash and cash equivalents                           $ 12,682     $ 14,189

  Receivables and deposits                               1,137        1,266

  Restricted escrows                                     1,402        1,440

  Other assets                                             705          753

  Investment properties:

     Land                                                9,423       11,428

     Buildings and related personal property            46,255       48,210

                                                        55,678       59,638

     Less accumulated depreciation                     (17,382)     (16,507)

                                                        38,296       43,131

                                                      $ 54,222     $ 60,779
Liabilities and Partners' Capital (Deficit)


Liabilities

   Accounts payable                                   $    256     $    161

   Due to general partner                                  209          465

   Tenant security deposit liabilities                     326          435

   Accrued property taxes                                  287          254

   Other liabilities                                       438          411

   Mortgage notes payable                               27,925       27,925

                                                        29,441       29,651


Partners' Capital (Deficit)

   General partner's                                      (593)        (530)

   Limited partners' (383,033 units outstanding)        25,374       31,658

                                                        24,781       31,128

                                                      $ 54,222     $ 60,779


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
                 See Accompanying Notes to Financial Statements
b)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  For the Three Months       For the Six Months

                                     Ended June 30,          Ended June 30,

                                   1999          1998         1999        1998

Revenues:

  Rental income                $3,293       $3,585        $6,684      $7,156

  Other income                    245          324           501         584

  Gain on sale of investment

    property                    2,300           --         2,300          --

       Total revenues           5,838        3,909         9,485       7,740

Expenses:

  Operating                     1,272        1,445         2,726       2,993

  General and administrative      178          162           323         322

  Depreciation                    727          711         1,429       1,414

  Interest                        524          579         1,048       1,158

  Property taxes                  212          191           406         407

       Total expenses           2,913        3,088         5,932       6,294


Net income                     $2,925       $  821        $3,553      $1,446

Net income allocated

  to general partner (1%)      $   29       $    8        $   36      $   14

Net income allocated

  to limited partners (99%)     2,896          813         3,517       1,432

                               $2,925       $  821        $3,553      $1,446

Net income per limited

  partnership unit             $ 7.56       $ 2.12        $ 9.18      $ 3.74

Distributions per limited

  partnership unit             $   --       $   --        $25.59      $   --


                 See Accompanying Notes to Financial Statements
c)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                        (in thousands, except unit data)


                                   Limited

                                 Partnership   General    Limited

                                    Units     Partner's  Partners'     Total


Original capital contributions     383,033   $      1   $ 95,758    $ 95,759


Partners' (deficit) capital at

  December 31, 1997                383,033   $   (589)  $ 25,814    $ 25,225


Net income for the six months

  ended June 30, 1998                   --   $     14   $  1,432    $  1,446

Partners' (deficit) capital at

  June 30, 1998                    383,033   $   (575)  $ 27,246    $ 26,671

Partners' (deficit) capital at

  December 31, 1998                383,033   $   (530)  $ 31,658    $ 31,128

Distribution to partners                --        (99)    (9,801)     (9,900)

Net income for the six months

  ended June 30, 1999                   --   $     36   $  3,517    $  3,553

Partners' (deficit) capital at

  June 30, 1999                    383,033   $   (593)  $ 25,374    $ 24,781


                 See Accompanying Notes to Financial Statements
d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended

                                                                June 30,

                                                            1999         1998

Cash flows from operating activities:

  Net income                                            $ 3,553      $ 1,446

  Adjustments to reconcile net income to net

    cash provided by operating activities:

    Depreciation                                          1,429        1,414

    Amortization of lease commissions and

      loan costs                                             68           77

    Gain on sale of investment property                  (2,300)          --

    Change in accounts:

      Receivables and deposits                              129           (4)

      Other assets                                           15           50

      Accounts payable                                       95           14

      Due to affiliate                                     (256)          --

      Tenant security deposit liabilities                  (109)           3

      Accrued property taxes                                 33           27

      Other liabilities                                      27           (5)

         Net cash provided by operating activities        2,684        3,022

Cash flows from investing activities:

  Property improvements and replacements                   (902)        (746)

  Net receipts from restricted escrows                       38          440

  Proceeds from sale of investment property               6,573           --

  Proceeds from sale of investment                           --          100

         Net cash provided by (used in)

             investing activities                         5,709         (206)


Cash flows used in financing activities:

  Distribution to partners                               (9,900)          --

Net (decrease) increase in cash and cash equivalents     (1,507)       2,816

Cash and cash equivalents at beginning of period         14,189        5,054

Cash and cash equivalents at end of period              $12,682      $ 7,870

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $ 1,003      $ 1,098


                 See Accompanying Notes to Financial Statements


e)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3
                         NOTES TO FINANCIAL STATEMETNS
                                  (Unaudited)
NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

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

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The limited partnership agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The following payments were paid to the General Partner and affiliates during each of the six month periods ending June 30, 1999 and 1998:
                                                                1999      1998
                                                                (in thousands)

Property management fees (included in operating expenses)     $315      $384

Reimbursements for services of affiliates (included in
 investment properties, general and administrative
 expenses, and operating expenses)                             166       199

Real estate brokerage commissions (included in gain on
 sale of investment property)                                  209        --

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $315,000 and $336,000 for management fees for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Partnership's commercial properties for providing property management services. The Partnership paid to such affiliates approximately $48,000 for the six months ended June 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger (See "Note B")) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $166,000 and $199,000 for the six month periods ended June 30, 1999 and 1998, respectively. Included in these expenses for the six months ended June 30, 1999 and 1998, is approximately $9,000 and $22,000, respectively, in reimbursements for construction oversight costs.

Additionally, the Partnership paid approximately $25,000 during the six months ended June 30, 1998, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases.

For acting as real estate broker in connection with the sale of South City Business Center, the General Partner earned a real estate commission of approximately $209,000 during the six months ended June 30, 1999. (See "Note G" for additional information about the sale.) For acting as real estate broker in connection with the sale of City Heights in November 1998, the General Partner earned a real estate commission of approximately $465,000. The commission was accrued at December 31, 1998, and was paid during the first quarter of 1999.

During the first quarter of 1998, an affiliate of the General Partner acquired an additional 47,865.5 units (approximately 12.50% of the total outstanding units) in the Partnership as a result of a tender offer commenced in December 1997.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 116,252.03 (approximately 30.35% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $134 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 12,819.90 units. As a result, AIMCO and its affiliates currently own 138,774.40 units of limited partnership interest in the Partnership representing approximately 36.23% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $12.7 million were greater than the reserve requirement of approximately $3.1 million at June 30, 1999.

NOTE E - DISTRIBUTIONS

The Partnership distributed cash generated from operations of approximately $4,113,000 and approximately $5,787,000 from surplus funds for the six months ended June 30, 1999. The Partnership did not make any distributions to its partners during the six months ended June 30, 1998. Subsequent to June 30, 1999, a distribution from operations of approximately $1,520,000 was approved by the General Partner.

NOTE F - CASUALTY EVENTS

In June 1998, a fire occurred at Hidden Cove by the Lake Apartments, which caused major damage to three units in one building of the complex, and as a result, the building and its related accumulated depreciation were written off. The restoration was completed early in 1999. No loss was recognized related to the fire as the casualty is covered by insurance and the proceeds are expected to equal or exceed the net book value of the destroyed units. An ice storm occurred at Hidden Cove by the Lake Apartments in January 1999 which damaged 52 units. As of June 30, 1999, the losses and expenditures associated with this casualty have been offset by insurance proceeds. The financial impact may change in future months depending on final negotiations with the insurance company.

NOTE G - SALE OF REAL ESTATE

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,573,000. For financial statement purposes, the sale resulted in a gain of approximately $2,300,000. The sale transaction is summarized as follows (amounts in thousands):

Net sales price, net of selling costs               $ 6,573
Net real estate (1)                                  (4,212)
Net other assets                                        (61)
Gain on sale of real estate                           2,300

(1) Real estate at cost, net of accumulated depreciation of approximately $468,000.

The following unaudited proforma information reflects the operations of the Partnership for the six months ended June 30, 1999, as if South City Business Center and City Heights, which sold in November 1998, had been sold January 1, 1998.

                                               1999                    1998

                                           (in thousands, except per unit data)

Revenues                                      $6,656                  $6,643
Net income                                     1,144                   1,152
Income per limited partnership unit             2.96                    3.01

NOTE H - SEGMENT REPORTING

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of seven apartment complexes in Colorado, Florida, Michigan, North Carolina, Utah and Washington. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a business park located in Florida. This property leases space to a variety of businesses at terms ranging from month to month to five years.

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

1999
                                    Residential  Commercial   Other     Totals

Rental income                       $ 5,946      $   738    $    --   $ 6,684
Other income                            331           47        123       501
Interest expense                      1,048           --         --     1,048
Depreciation                          1,276          153         --     1,429
General and administrative expenses      --           --        323       323
Gain on sale of investment property      --        2,300         --     2,300
Segment profit (loss)                 1,288        2,465       (200)    3,553
Total assets                         27,952        2,442     23,828    54,222
Capital expenditures for investment
  properties                            826           76         --       902

1998
                                    Residential Commercial    Other     Totals

Rental income                       $ 6,350      $   806    $    --   $ 7,156
Other income                            369           36        179       584
Interest expense                      1,158           --         --     1,158
Depreciation                          1,267          147         --     1,414
General and administrative expenses      --           --        322       322
Segment profit (loss)                 1,358          231       (143)    1,446
Total assets                         31,267        6,782     20,522    58,571
Capital expenditures for investment
  properties                            608          138         --       746

NOTE I - LEGAL PROCEEDINGS

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

In March 1998, a limited partner of the Partnership commenced an action entitled Bond Purchase LLC. v. Concap Equities, Inc. c/o Consolidated Capital Institutional Properties, III. The complaint claims that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

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

The Partnership's investment properties consist of seven apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1999 and 1998:


                                          Average Occupancy

Property                                    1999      1998


Cedar Rim                                    92%       97%

  New Castle, Washington

Corporate Center                             82%       98%

  Tampa, Florida

Hidden Cove by the Lake                      87%       92%

  Belleville, Michigan

Lamplighter Park                             95%       96%

  Bellevue, Washington

Park Capitol                                 97%       91%

  Salt Lake City, Utah

Sandpiper I and II                           94%       95%

  St. Petersburg, Florida

Tamarac Village I, II, III, IV               97%       96%

  Denver, Colorado

Williamsburg Manor                           97%       97%

  Cary, North Carolina


The decrease in occupancy at Cedar Rim is due to layoffs at a major employer in the area and increased home purchases due to low interest rates. The decrease in occupancy at Corporate Center is due to a major tenant moving out during the six months ended June 30, 1999. Management is attempting to locate a new tenant for this space. The decrease in occupancy at Hidden Cove by the Lake is due to an ice storm that damaged 52 units during January of 1999. The property was unable to move anyone into the damaged units for two months. The increase in occupancy at Park Capitol is due to the staff's concerted effort to improve the property and increase occupancy through increased marketing efforts.

Results of Operations

The Partnership had net income of approximately $3,553,000 for the six months ended June 30, 1999, compared to approximately $1,446,000 for the six months ended June 30, 1998. The Partnership had net income of approximately $2,925,000 for the three months ended June 30, 1999, compared to approximately $821,000 for the three months ended June 30, 1998. The increase in net income is primarily attributable to an increase in total revenues resulting from the gain on sale of South City Business Center in June 1999 as discussed below.

Excluding the gain on sale of South City Business Center, net income decreased approximately $193,000 for the six months ended June 30, 1999, and approximately $196,000 for the three months ended June 30, 1999. The decrease in net income is primarily attributable to a decrease in total revenues which is partially offset by a decrease in total expenses due to the sale of City Heights Apartments in November 1998, as discussed below.

Excluding the operations of City Heights Apartments and the gain on sale of South City Business Center, the total remaining expenses increased approximately $46,000 partially offset by an increase in the total remaining revenues of approximately $10,000 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in total expenses is primarily due to an increase in depreciation expense and tax expense which was partially offset by a decrease in operating expense. Depreciation expense increased due to capital improvements completed during 1998 that are now being depreciated. Tax expense increased primarily due to a refund received during 1998 at Cedar Rim of taxes paid in prior years, and an increase in assessed value at Tamarac Village and Cedar Rim. Operating expense decreased primarily due to reduced maintenance expenses at Tamarac Village, Williamsburg Manor, South City, and Hidden Cove by the Lake during 1999. In addition, property insurance expense decreased at all the Partnership's properties due to a change in carriers during 1999.

The increase in total revenues is primarily due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to increased average rental rates at most of the Partnership's properties which was partially offset by decreased occupancy at Cedar Rim, Sandpiper I & II, Corporate Center, Hidden Cove, and Lamplighter Park. Additional reductions to rental income were increased concession costs primarily at Williamsburg Manor and Sandpiper I and II and increased bad debt expense at Corporate Center.
Other income decreased due to a nonrefundable deposit received during 1998 for a property sale that did not go through and due to lower cash balances in interest bearing accounts.

General and administrative expenses remained relatively constant over the comparable periods. Included in general and administrative expenses at June 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,573,000. For financial statement purposes, the sale resulted in a gain of approximately $2,300,000.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership held cash and cash equivalents of approximately $12,682,000 compared to approximately $7,870,000 at June 30, 1998. The decrease in cash and cash equivalents for the six months ended June 30, 1999, from the Partnership's year ended December 31, 1998, was approximately $1,507,000. This decrease is due to approximately $9,900,000 of cash used in financing activities, which was partially offset by approximately $2,684,000 of cash provided by operating activities and approximately $5,709,000 of cash provided by investing activities. Cash used in financing activities consisted of a distribution to the partners. Cash provided by investing activities consisted primarily of proceeds from the sale of South City Business Center, and to a lesser extent, net receipts from restricted escrows, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

Corporate Center, located in Tampa, Florida, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 1999. However, there can be no assurance that the sale will be consummated.

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

Cedar Rim

During the six months ended June 30, 1999, the Partnership completed approximately $61,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, appliances, and building structural improvement. These improvements were funded from the property's replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $115,000 are planned for 1999, which include certain of the required improvements, and consist of kitchen cabinet and countertop replacements, parking lot repairs and other building upgrades.

Corporate Center

During the six months ended June 30, 1999, the Partnership completed approximately $31,000 of capital improvements at the property, consisting primarily of air conditioning units and tenant improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $28,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $91,000 are planned for 1999, which include certain of the required improvements, and consist of tenant improvements, roof replacement and heating and air conditioning units.

Hidden Cove

During the six months ended June 30, 1999, the Partnership spent approximately $325,000 on capital improvements, consisting primarily of building structural improvements. These improvements were primarily associated with an unbudgeted casualty event. It is anticipated that most of these expenditures will be covered by insurance. In addition, spending included carpet and vinyl replacement, appliances, and air conditioning units. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $164,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $228,000 are planned for 1999, which include certain of the required improvements, and consist of building structural improvements, carpet, kitchen cabinets, landscaping and appliances.

Lamplighter Park

During the six months ended June 30, 1999, the Partnership spent approximately $49,000 on capital improvements, consisting primarily of heating improvements, plumbing repairs and carpet and vinyl replacement. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $200,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $140,000 are planned for 1999, which include certain of the required improvements, and consist of carpet replacement, landscaping, pool repairs and other building improvements.

Park Capital

During the six months ended June 30, 1999, the Partnership spent approximately $68,000 on capital improvements consisting primarily of carpet and vinyl replacement and plumbing improvements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $165,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $112,000 are planned for 1999, which include certain of the required improvements, and consist of carpet replacement and structural improvements.

Tamarac Village

During the six months ended June 30, 1999, the Partnership spent approximately $212,000 on capital improvements consisting primarily of parking lot repairs, roof replacement, landscaping, carpet and vinyl replacement, outside lighting, pool repairs, and building structural improvements. These expenditures were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $471,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $351,000 are planned for 1999, which include certain of the required improvements, and consist of carpet replacement, outside lighting, parking lot repairs, pool repairs, appliances, roof replacement and other structural improvements.

Williamsburg Manor

During the six months ended June 30, 1999, the Partnership spent approximately $42,000 on capital improvements consisting primarily of carpet and vinyl replacement and countertop replacement. These improvements were funded from the replacement reserve and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $134,000 are planned for 1999, which include certain of the required improvements, and consist of carpet and vinyl replacement, landscaping, outside lighting, parking lot repairs and pool repairs.

Sandpiper I and II

During the six months ended June 30, 1999, the Partnership spent approximately $69,000 on capital improvements consisting primarily of carpet and vinyl replacement, kitchen cabinet and countertop replacement, air conditioning units and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $611,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, $579,000 are planned for 1999, which include certain of the required improvements, and consist of carpet and vinyl replacement, kitchen cabinets and countertops, landscaping, parking lot repairs, pool repairs, roof replacement and other structural upgrades.

South City Business Center

Prior to the sale of South City Business Center, the Partnership spent approximately $45,000 on capital improvements during the six months ended June 30, 1999, consisting primarily of tenant improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $12.7 million at June 30, 1999, were greater than the reserve requirement of approximately $3.1 million.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $27,925,000 has maturity dates ranging from 2003 to 2005. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the six months ended June 30, 1999, the Partnership made a distribution in the amount of approximately $4,113,000 (approximately $4,072,000 to the limited partners or $10.63 per limited partnership unit) from operations and approximately $5,787,000 (approximately $5,729,000 to the limited partners or $14.96 per limited partnership unit) of sales proceeds from City Heights. The Partnership did not make any distributions to its partners during the six months ended June 30, 1998. Subsequent to June 30, 1999, a distribution from operations of approximately $1,520,000 (approximately $1,505,000 to the limited partners or $3.93 per limited partnership unit) was approved. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, property sales and the availability of cash reserves as discussed above. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 116,252.03(approximately 30.35% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $134 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 12,819.90 units. As a result, AIMCO and its affiliates currently own 138,774.40 units of limited partnership interest in the Partnership representing approximately 36.23% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

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

In March 1998, a limited partner of the Partnership commenced an action entitled Bond Purchase LLC. v. Concap Equities, Inc. c/o Consolidated Capital Institutional Properties, III. The complaint claims that the General Partner had breached certain contractual and fiduciary duties allegedly owed to the claimant. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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