Form 10-Q
period 1999-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 1999-11-15
CIK 768890

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

    55 Beattie Place, PO Box 1089
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

                                 BALANCE SHEETS
                        (in thousands, except unit data)

                                                     September 30   December 31
                                                         1999          1998
                                                     (Unaudited)      (Note)
Assets
Cash and cash equivalents                              $ 12,117      $ 14,189
Receivables and deposits                                    913         1,266
Restricted escrows                                        1,337         1,440
Other assets                                                745           753
Investment properties:
Land                                                      8,641        11,428
Buildings and related personal property                  43,985        48,210
                                                         52,626        59,638
Less accumulated depreciation                           (16,454)      (16,507)
                                                         36,172        43,131
Investment in discontinued operations                     2,200            --
                                                       $ 53,484      $ 60,779
Liabilities and Partners' (Deficit) Capital

Liabilities
Accounts payable                                       $    485      $    161
Due to general partner                                       --           465
Tenant security deposit liabilities                         284           435
Accrued property taxes                                      359           254
Other liabilities                                           522           411
Distribution payable                                      6,900            --
Mortgage notes payable                                   27,925        27,925
                                                         36,475        29,651
Partners' (Deficit) Capital
General partner                                            (671)         (530)
Limited partners (383,033 units outstanding)             17,680        31,658
                                                         17,009        31,128
                                                       $ 53,484      $ 60,779

Note:The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Accompanying Notes to Financial Statements

b)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                           Three Months         Nine Months
                                       Ended September 30,  Ended September 30,
                                          1999      1998       1999      1998
Revenues:
Rental income                           $ 3,041    $ 3,202   $ 8,987    $ 9,552
Other income                                285        316       739        864
Total revenues                            3,326      3,518     9,726     10,416

Expenses:
Operating                                 1,138      1,407     3,467      3,998
General and administrative                  154        138       477        460
Depreciation                                715        697     1,991      1,964
Interest                                    523        578     1,571      1,736

Property taxes                              162        184       498        529
Total expenses                            2,692      3,004     8,004      8,687

Income before discontinued operations       634        514     1,722      1,729
Income from discontinued operations          11        121       176        352
Gain on sale of discontinued operations       2         --     2,302         --

Net income                              $   647    $   635   $ 4,200    $ 2,081

Net income allocated to general
partner (1%)                            $     6    $    6    $    42    $    21

Net income allocated to limited
partners (99%)                              641        629     4,158      2,060
                                        $   647    $   635   $ 4,200    $ 2,081

Per limited partnership unit:
Income before discontinued operations   $  1.64    $  1.33   $  4.45    $  4.47
Income from discontinued operations        0.03       0.31      0.46       0.91
Gain on sale of discontinued
operations                                   --         --      5.95         --

Net income                              $  1.67    $  1.64   $ 10.86    $  5.38

Distributions per limited partnership
unit                                    $ 21.76    $    --   $ 47.35    $    --

                 See Accompanying Notes to Financial Statements

c)

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                   STATEMENTS OF CHANGES IN (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership     General     Limited
                                  Units        Partner     Partners      Total

Original capital contributions   383,033       $     1     $ 95,758    $ 95,759

Partners' (deficit) capital
at December 31, 1997             383,033          (589)      25,814      25,225

Net income for the nine months
ended September 30, 1998              --            21        2,060       2,081

Partners' (deficit) capital
at September 30, 1998            383,033       $  (568)    $ 27,874    $ 27,306

Partners' (deficit) capital
at December 31, 1998             383,033       $  (530)    $ 31,658    $ 31,128

Distributions to partners             --          (183)     (18,136)    (18,319)

Net income for the nine months
ended September 30, 1999              --            42        4,158       4,200

Partners' (deficit) capital at
September 30, 1999               383,033       $  (671)    $ 17,680    $ 17,009

                 See Accompanying Notes to Financial Statements

d)
                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                              1999        1998
Cash flows from operating activities:
Net income                                                $  4,200     $  2,081
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                 1,991        2,193
Amortization of lease commissions and loan costs                67          118
Gain on sale of discontinued operations                     (2,302)          --
Loss on disposal of property                                    97           58
Change in accounts:
Receivables and deposits                                        64         (225)
Other assets                                                  (198)          (3)
Investment in discontinued operations                          319           --
Accounts payable                                               334           33
Due to affiliate                                              (465)          --
Tenant security deposit liabilities                            (14)          10
Accrued property taxes                                         105          247

Other liabilities                                               27          (13)

Net cash provided by operating activities                    4,225        4,499

Cash flows used in investing activities:
Property improvements and replacements                      (1,360)      (1,181)
Net receipts from restricted escrows                           103          490
Proceeds from sale of investment property                    6,575           --
Proceeds from sale of investment                                --          100

Net cash provided by (used in) investing
  activities                                                 5,318         (591)

Cash flows used in financing activities:
Distributions to partners                                  (11,419)          --

Net (decrease) increase in cash and cash equivalents        (1,876)       3,908

Cash and cash equivalents at beginning of period            13,993        5,054

Cash and cash equivalents at end of period                $ 12,117     $  8,962

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $  1,504     $  1,647

Supplemental disclosure of non-cash financing activity:
Distribution payable                                      $  6,900     $     --

                 See Accompanying Notes to Financial Statements

e)


                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and/or its affiliates for the management and administration of all Partnership activities. The limited partnership agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities.

The following amounts were paid or accrued to the General Partner and affiliates during each of the nine month periods ending September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $479      $576

Reimbursements for services of affiliates (included in
 investment properties, general and administrative
 expenses, and operating expenses)                              257       297

Real estate brokerage commissions (included in gain on
  sale of investment property)                                  209        --


During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $479,000 and $506,000 for management fees for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Partnership's commercial properties for providing property management services. The Partnership paid to such affiliates approximately $70,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger (See "Note B - Transfer of Control") these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $257,000 and $297,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Included in these expenses is approximately $11,000 and $34,000, respectively, in reimbursements for construction oversight costs.

For acting as real estate broker in connection with the sale of South City Business Center, the General Partner was paid a real estate commission of approximately $209,000 during the nine months ended September 30, 1999. (See "Note G - Sale of Investment Property" for additional information about the sale.) For acting as real estate broker in connection with the sale of City Heights in November 1998, the General Partner earned a real estate commission of approximately $465,000. The commission was accrued at December 31, 1998, and was paid during the first quarter of 1999.

Additionally, the Partnership paid approximately $41,000 during the nine months ended September 30, 1998, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases. Effective October 1, 1998, lease commissions were paid to an unrelated party.

During the first quarter of 1998, an affiliate of the General Partner acquired an additional 47,865.5 units (approximately 12.50% of the total outstanding units) in the Partnership as a result of a tender offer commenced in December 1997. During July 1998, an affiliate of the General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 125,000 of the outstanding units of limited partnership interest in the Partnership at $100 per unit, net to the seller in cash. The Purchaser acquired 28,039.30 units (approximately 7.32% of the total outstanding units) pursuant to this tender offer.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 116,252.03 (approximately 30.35% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $134 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 12,819.90 units. As a result, AIMCO and its affiliates currently own 147,026.30 units of limited partnership interest in the Partnership representing approximately 38.38% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note I - Legal Proceedings").

NOTE D - COMMITMENT

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $12.1 million were greater than the reserve requirement of approximately $2.7 million at September 30, 1999.

NOTE E - DISTRIBUTION

The Partnership paid distributions of cash generated from operations of approximately $5,632,000 (approximately $5,576,000 to the limited partners or $14.56 per limited partnership unit) and approximately $5,787,000 (approximately $5,729,000 to the limited partners or $14.96 per limited partnership unit) from surplus funds during the nine months ended September 30, 1999. Subsequent to September 30, 1999, the General Partner paid a distribution from operations of approximately $326,000 (approximately $323,000 to the limited partners or $0.84 per limited partnership unit) and approximately $6,574,000 (approximately $6,508,000 to the limited partners or $16.99 per limited partnership unit) from the sale proceeds from South City Business Center, both of which were approved and accrued during the nine months ended September 30, 1999. The Partnership did not make any distributions to its partners during the nine months ended September 30, 1998.

NOTE F - CASUALTY EVENTS

In June 1998, a fire occurred at Hidden Cove by the Lake Apartments, which caused major damage to three units in one building of the complex, and as a result, the building and its related accumulated depreciation were written off. The restoration was completed early in 1999. No loss was recognized related to the fire as the casualty is covered by insurance and the proceeds are expected to equal or exceed the net book value of the destroyed units. An ice storm occurred at Hidden Cove by the Lake Apartments in January 1999 which damaged 52 units. As of September 30, 1999, the loss and expenditures associated with this casualty have been offset by insurance proceeds. The Partnership has recognized a loss related to the write off of undepreciated roofs that were damaged by the ice storm. The financial impact may change in future months depending on final negotiations with the insurance company.

During the fourth quarter of 1998 there was a hail storm at Tamarac Village which caused roof damage to the buildings. The damage was repaired during 1999. No loss was recognized related to the hail storm damage as the expenditures have been offset by insurance proceeds.

NOTE G - SALE OF INVESTMENT PROPERTY

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,575,000. For financial statement purposes, the sale resulted in a gain of approximately $2,302,000.

NOTE H - SEGMENT REPORTING

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of seven apartment complexes in Colorado, Florida, Michigan, North Carolina, Utah and Washington (2). The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a business park located in Florida. This property leased space to a variety of businesses at terms ranging from month to month to five years. On October 4, 1999, the final commercial property held by the Partnership was sold to an unrelated party. Therefore, the commerical segment is reflected as discontinued operations (see "Note J - Subsequent Event" for further discussion regarding this sale).

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

1999                           Residential    Commercial       Other     Totals
                                            (discontinued)
Rental income                  $ 8,987      $    --         $    --     $ 8,987
Other income                       564           --             175         739
Interest expense                 1,571           --              --       1,571
Depreciation                     1,991           --              --       1,991
General and administrative
  expenses                          --           --             477         477
Gain on sale of discontinued
  operations                        --        2,302              --       2,302
Income from discontinued
  operations                        --          176              --         176
Segment profit (loss)            2,024        2,478            (302)      4,200

Total assets                    29,001        2,200          22,283      53,484
Capital expenditures for
  investment properties          1,360           --              --       1,360

1998                           Residential    Commercial       Other     Totals
                                            (discontinued)
Rental income                  $ 9,552      $    --         $    --     $ 9,552
Other income                       595           --             269         864
Interest expense                 1,736           --              --       1,736
Depreciation                     1,964           --              --       1,964
General and administrative
  expenses                          --           --             460         460
Income from discontinued
  operations                        --          352              --         352
Segment profit (loss)            1,920          352            (191)      2,081
Total assets                    31,302        6,796          21,346      59,444
Capital expenditures for
  investment properties          1,006          175              --       1,181

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE J - SUBSEQUENT EVENT

On October 4, 1999, Corporate Center, located in Tampa, Florida, was sold to an unaffiliated party for $4,175,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $3,899,000. For financial statement purposes, the sale resulted in a gain of approximately $1,929,000, which will be recognized during the fourth quarter.

Corporate Center was the last commercial property in the commercial segment of the Partnership. Due to the subsequent sale of the property, the net assets of this property and South City Business Center, which was sold in July of 1999 (see "Note G - Sale of Investment Property"), have been classified as "Investment in discontinued operations" as of September 30, 1999, on the balance sheet. This classification was also made as of December 31, 1998, for the statement of cash flow. The investment in discontinued operations on the balance sheet as of September 30, 1999 includes all the assets and liabilities of Corporate Center as well as the remaining cash, receivables and payables of South City Business Center. The net income of both of the properties has been classified as "Income from discontinued operations" for the three and nine month periods ended September 30, 1999 and 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties at September 30, 1999 consisted of seven apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Cedar Rim                                   93%        96%
  New Castle, Washington

Corporate Center                            83%        99%
  Tampa, Florida (1)

Hidden Cove by the Lake                     90%        92%
  Belleville, Michigan

Lamplighter Park                            95%        96%
  Bellevue, Washington

Park Capitol                                98%        91%
  Salt Lake City, Utah

Sandpiper I and II                          94%        95%
  St. Petersburg, Florida

Tamarac Village I, II, III, IV              97%        96%
  Denver, Colorado

Williamsburg Manor                          96%        96%
  Cary, North Carolina

(1)  Property was sold on October 4, 1999.

The decrease in occupancy at Cedar Rim is due to layoffs at a major employer in the area and increased home purchases due to low interest rates. The decrease in occupancy at Corporate Center is due to a major tenant moving out during the nine months ended September 30, 1999. The increase in occupancy at Park Capitol is due to increased marketing efforts and improved curbside appearance.

Results of Operations

The Partnership had net income of approximately $4,200,000 for the nine months ended September 30, 1999, compared to approximately $2,081,000 for the nine months ended September 30, 1998. The Partnership had net income of approximately $647,000 for the three months ended September 30, 1999, compared to approximately $635,000 for the three months ended September 30, 1998. The increase in net income for the comparable three and nine month periods ended September 30, 1999 is primarily attributable to the gain on sale of discontinued operations from the sale of South City Business Center in June 1999 as discussed below.

As the result of the sale of Corporate Center in October 1999, as discussed below, the results of operations of South City and Corporate Center were classified as "Income from discontinued operations" on the income statement. The decrease in income from discontinued operations for both the three and nine month periods is due to the sale of South City in July which resulted in only six months of operations for 1999 compared to a full nine months in 1998.

Excluding the results of the discontinued operations discussed above, the Partnership had net income from continuing operations of approximately $1,722,000 for the nine months ended September 30, 1999, compared to approximately $1,729,000 for the nine months ended September 30, 1998. The Partnership had net income from continuing operations of approximately $634,000 for the three months ended September 30, 1999, compared to approximately $514,000 for the three months ended September 30, 1998. The decrease in net income for the nine months is primarily attributable to a decrease in total revenues which was mostly offset by a decrease in total expenses due to the sale of City Heights Apartments in November 1998 as discussed below.

Excluding the operations of City Heights Apartments and the income and gain on sale from discontinued operations, the increase in net income for the three and nine month periods is due to increased total revenues and decreased total expenses. Total revenues increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to increased average rental rates at most of the Partnership's properties which was partially offset by increased concession costs at Williamsburg, Sandpiper I& II and Cedar Rim. Decreased occupancy at Cedar Rim, Sandpiper I & II, Corporate Center, Hidden Cove and Lamplighter Park was offset by increased occupancy at Park Capital and Tamarac Village. Other income decreased due to lower cash balances in interest bearing accounts and a nonrefundable deposit received during 1998 for a property sale that did not occur.

Total expenses decreased due primarily to decreased operating expenses which were partially offset by increased depreciation expense, property taxes and general and administrative expense. Operating expenses decreased primarily due to decreased maintenance expenses at all the Partnership's properties, decreased property insurance expense at all the Partnership's properties due to a change in insurance carriers late in 1998, and reduced employee payroll costs at Williamsburg, Sandpiper I & II, and Park Capital. These decreases were partially offset by increased water charges primarily at Tamarac and increased property management fees at most of the Partnership's properties. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. Property tax expense increased primarily due to a refund received during 1998 at Cedar Rim of taxes paid in prior years, and an increase in assessed value at Tamarac Village and Cedar Rim. General and administrative expenses increased due primarily to increased legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and increased professional fees, partially offset by reduced printing and mailing
costs.   Included in general and administrative expenses at September 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

In November 1998, City Heights Apartments, located in Seattle, Washington, was sold to an unaffiliated party for $9,300,000. After payoff of the debt and payment of closing expenses, the net sales proceeds received by the Partnership was approximately $5,787,000. The proceeds were distributed to the partners in January 1999. For financial statement purposes, the sale resulted in a gain of approximately $5,482,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $325,000 as a result of payment of prepayment penalties and the write-off of the remaining unamortized loan costs.

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,575,000. For financial statement purposes, the sale resulted in a gain of approximately $2,302,000.

Subsequent to September 30, 1999, Corporate Center, located in Tampa, Florida, was sold to an unaffiliated party for $4,175,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $3,899,000. For financial statement purposes, the sale resulted in a gain of approximately $1,929,000, which will be recognized during the fourth quarter of 1999. Corporate Center was the last commercial property in the commercial segment of the Partnership. Due to the subsequent sale of the property, the net assets of this property and South City Business Center which was sold in July of 1999 have been classified as "Investment in discontinued operations" as of September 30, 1999, on the balance sheet. This classification was also made as of December 31, 1998, for the statement of cash flow. The net income of the properties has been classified as "Income from discontinued operations" for the three and nine month periods ended September 30, 1999 and 1998.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership held cash and cash equivalents of approximately $12,117,000 compared to approximately $8,962,000 at September 30, 1998. The decrease in cash and cash equivalents for the nine months ended September 30, 1999, from the Partnership's year ended December 31, 1998, was approximately $1,876,000. This decrease is due to approximately $11,419,000 of cash used in financing activities, which was partially offset by approximately $4,225,000 of cash provided by operating activities and approximately $5,318,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to the partners. Cash provided by investing activities consisted primarily of proceeds from the sale of South City Business Center, and to a lesser extent, net receipts from restricted escrows, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Cedar Rim

During the nine months ended September 30, 1999, the Partnership completed approximately $82,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, interior decorating, building structural improvements, and appliances. The interior decoration was complete as of September 30, 1999. The building's structural improvements are substantially complete as of September 30, 1999. These improvements were funded from the property's replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $115,000 are planned for 1999, which include certain of the required improvements, and consist of kitchen cabinet and countertop replacements, parking lot resurfacing, and other building upgrades.

Hidden Cove by the Lake

During the nine months ended September 30, 1999, the Partnership completed approximately $428,000 of capital improvements, consisting primarily of building structural improvements. These improvements were primarily associated with an unbudgeted casualty event. It is anticipated that most of these expenditures will be covered by insurance. In addition, spending included carpet and vinyl replacement, landscaping, appliances, and air conditioning units. The landscaping was complete as of September 30, 1999. These improvements were funded from the property's replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $164,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $228,000 are planned for 1999, which include certain of the required improvements, and consist of building structural improvements, carpet, kitchen cabinets, landscaping and appliances.

Lamplighter Park

During the nine months ended September 30, 1999, the Partnership spent approximately $85,000 on capital improvements, consisting primarily of pool upgrades, plumbing upgrades and carpet and vinyl replacement and other structural improvements. The pool and plumbing upgrades were substantially complete as of September 30, 1999. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $200,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $140,000 are planned for 1999, which include certain of the required improvements, and consist of carpet replacement, landscaping, pool upgrades and other building improvements.

Park Capital

During the nine months ended September 30, 1999, the Partnership spent approximately $125,000 on capital improvements, consisting primarily of carpet and vinyl replacement, pool upgrades, structural improvements, and plumbing improvements. The plumbing improvements were complete as of September 30, 1999. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $165,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $112,000 are planned for 1999, which include certain of the required improvements, and consist of carpet replacement and structural improvements.

Tamarac Village

During the nine months ended September 30, 1999, the Partnership spent approximately $343,000 on capital improvements, consisting primarily of parking lot resurfacing, roof replacement, landscaping, carpet and vinyl replacement, outside lighting, appliances, and building structural improvements. The outside lighting and parking lot resurfacing were complete as of September 30, 1999. These expenditures were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $471,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $351,000 are planned for 1999, which include certain of the required improvements, and consist of carpet replacement, outside lighting, parking lot resurfacing, pool upgrades, appliances, roof replacement and other structural improvements.

Williamsburg Manor

During the nine months ended September 30, 1999, the Partnership spent approximately $93,000 on capital improvements, consisting primarily of carpet and vinyl replacement, appliances, and countertop replacement. These expenditures were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $205,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $134,000 are planned for 1999, which include certain of the required improvements, and consist of carpet and vinyl replacement, landscaping, outside lighting, parking lot resurfacing and pool upgrades.

Sandpiper I and II

During the nine months ended September 30, 1999, the Partnership spent approximately $204,000 on capital improvements consisting primarily of carpet and vinyl replacement, kitchen cabinet and countertop replacement, parking lot resurfacing, and pool upgrades. The parking lot resurfacing and pool upgrades were complete as of September 30, 1999. These expenditures were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $611,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $579,000 are planned for 1999, which include certain of the required improvements, and consist of carpet and vinyl replacement, kitchen cabinets and countertops, landscaping, parking lot resurfacing, pool upgrades, roof replacement and other structural upgrades.

Corporate Center

During the nine months ended September 30, 1999, the Partnership completed approximately $32,000 of capital improvements at the property, consisting primarily of air conditioning units and tenant improvements. These improvements were funded from operating cash flow. This property was sold October 4, 1999 and the improvements are included in "Investment in discontinued operations".

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined by the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $12.1 million, were greater than the reserve requirement of approximately $2.7 million.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $27,925,000 has maturity dates ranging from 2003 to 2005. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the nine months ended September 30, 1999 the Partnership declared and paid distributions in the amount of approximately $5,632,000 (approximately $5,576,000 to the limited partners or $14.56 per limited partnership unit) from operations and approximately $5,787,000 (approximately $5,729,000 to the limited partners or $14.96 per limited partnership unit) of sales proceeds from City Heights. A distribution from operations of approximately $326,000 (approximately $323,000 to the limited partners or $0.84 per limited partnership unit) and approximately $6,574,000 (approximately $6,508,000 to the limited partners or $16.99 per limited partnership unit) from the sale proceeds from South City Business Center was also approved and accrued during the nine months ended September 30, 1999. This distribution was paid subsequent to September 30, 1999. The Partnership did not make any distributions to its partners during the nine months ended September 30, 1998. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, property sales and the availability of cash reserves as discussed above. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offers

During the first quarter of 1998, an affiliate of the General Partner acquired an additional 47,865.5 units (approximately 12.50% of the total outstanding units) in the Partnership as a result of a tender offer commenced in December 1997. During July 1998, an affiliate of the General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 125,000 of the outstanding units of limited partnership interest in the Partnership at $100 per unit, net to the seller in cash. The Purchaser acquired 28,039.30 units (approximately 7.32% of the total outstanding units) pursuant to this tender offer.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 116,252.03 (approximately 30.35% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $134 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 12,819.90 units. As a result, AIMCO and its affiliates currently own 147,026.30 units of limited partnership interest in the Partnership representing approximately 38.38% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note I - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.
The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April 1999, the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1998, the Partnership's latest year end. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt approximates its carrying amount as of December 31, 1998.

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



                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K filed during the third quarter of 1999:

               Current Report on Form 8-K dated June 18, 1999 and filed July 2, 1999, disclosing the sale of South City Business Center to an unrelated party.


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



                              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3


                              By:  CONCAP EQUITIES, INC.
                                   Its General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: