Form 10-K
period 1999-12-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2000-03-30
CIK 768890

March 30, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Consolidated Capital Institutional Properties/3
      Form 10-K
      File No. 0-14187


To Whom it May Concern:

The accompanying Form 10-K for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

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

                 For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from ________ to ________

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

                            Limited Partnership Units

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. Commencing July 23, 1985, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission ("SEC"), 800,000 Units of Limited Partnership Interests (the "Units") at a purchase price of $250 per unit. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on May 15, 1987, with 383,033 units sold for an aggregate of $95,758,250. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership was formed, for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners"), to lend funds to ConCap Equity Partners/3, ConCap Equity Partners/4, and ConCap Equity Partners/5 ("EP/3", "EP/4" and "EP/5", respectively). EP/3, EP/4 and EP/5 represent California limited partnerships in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1999, Insignia Properties Trust, an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 1999, the Partnership owned seven apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, which range in age from 14 to 31 years old. The Partnership's remaining two commercial complexes were sold during 1999.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state, and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Segments

Segment data for the years ended December 31, 1999, 1998, and 1997 is included in "Item 8. Financial Statements - Note L" and is an integral part of the Form 10-K.

Item 2.     Description of Properties

The following table sets forth the Registrant's investment in properties:

                                 Date of
Property                         Purchase   Type of Ownership             Use

Cedar Rim                         4/12/91   Fee ownership subject to    Apartment
  New Castle, Washington                    first mortgage.             104 units

Hidden Cove by the Lake           3/23/90   Fee ownership subject to    Apartment
  Belleville, Michigan                      first mortgage.             120 units

Lamplighter Park                  4/12/91   Fee ownership subject to    Apartment
  Bellevue, Washington                      first mortgage.             174 units

Park Capital                      4/13/90   Fee ownership subject to    Apartment
  Salt Lake City, Utah                      first mortgage.             135 units

Tamarac Village                   6/10/92   Fee ownership subject to    Apartment
  I,II,III and IV                           first mortgage.             564 units
  Denver, Colorado

Williamsburg Manor               11/30/94   Fee ownership subject to    Apartment
  Cary, North Carolina                      first mortgage.             183 units

Sandpiper I & II                 11/30/94   Fee ownership subject to    Apartment
  St. Petersburg, Florida                   first mortgage.             276 units

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying   Accumulated                         Federal
Property                    Value    Depreciation    Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Cedar Rim                  $ 5,100     $ 2,170     3-20 yrs    S/L       $ 4,590
Hidden Cove                  5,881       2,701     3-20 yrs    S/L         4,445
Lamplighter Park             8,225       2,658     3-20 yrs    S/L         6,664
Park Capital                 3,191       1,524     5-20 yrs    S/L         2,327
Tamarac Village             15,300       4,958     5-20 yrs    S/L        11,862
Williamsburg Manor           7,225       1,512     5-22 yrs    S/L         6,045
Sandpiper I & II             8,506       1,686     5-22 yrs    S/L         7,183

                           $53,428     $17,209                           $43,116

See "Note A" of the Notes to Financial Statements included in "Item 8" for a description of the Partnership's depreciation policy and "Note N - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                           Principal
                           Balance At    Stated                 Balance
                          December 31,  Interest  Maturity       Due At
Property                      1999        Rate      Date      Maturity (1)
                         (in thousands)                      (in thousands)

Cedar Rim                   $ 2,000      7.33%    11/01/03      $ 2,000
Hidden Cove                    2,200     7.33%    11/01/03        2,200
Lamplighter Park               3,500     7.33%    11/01/03        3,500
Park Capital                   2,725     6.95%    12/01/05        2,725
Tamarac Village                9,400     7.33%    11/01/03        9,400
Williamsburg Manor             4,150     6.95%    12/01/05        4,150
Sandpiper I & II               3,950     6.95%    12/01/05        3,950

                            $ 27,925                            $ 27,925

(1) See "Item 8. Financial Statements and Supplementary Data - Note G" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property were as follows:

                                            Average Annual
                                             Rental Rate           Average Annual
                                              (per unit)             Occupancy
 Property                                  1999         1998      1999       1998

 Cedar Rim                               $10,888      $10,262      93%        94%
 Hidden Cove                               8,618        8,412      91%        91%
 Lamplighter Park                          9,815        9,436      96%        96%
 Park Capital                              8,075        7,985      97%        93%
 Tamarac Village                           7,537        7,239      97%        96%
 Williamsburg Manor                        9,112        8,912      95%        95%
 Sandpiper I & II                          7,551        7,342      94%        95%

The General Partner attributes the occupancy increase at Park Capital to increased marketing efforts and improved curbside appearance.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

                                                 1999            1999
                                                 Taxes           Rate
                                            (in thousands)
Cedar Rim                                        $ 81            1.30%
Hidden Cove                                        69            4.67%
Lamplighter Park                                   83            1.11%
Park Capital                                       42             .82%
Tamarac Village                                   150             .79%
Williamsburg Manor                                 81            1.32%
Sandpiper I & II                                  188            2.44%


Capital Improvements

Cedar Rim

During 1999, the Partnership completed approximately $110,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, interior decorating, building structural improvements, and appliances. These improvements were funded primarily from the property's replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $31,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hidden Cove by the Lake

During 1999, the Partnership spent approximately $551,000 on capital improvements, consisting primarily of building structural improvements. These improvements were primarily associated with an unbudgeted casualty event. It is anticipated that most of these expenditures will be covered by insurance. In addition, spending included air conditioning units, carpet and vinyl replacement, major landscaping, and appliances. These improvements were funded from the property's replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lamplighter Park

In 1999, the Partnership spent approximately $111,000 on capital improvements, consisting primarily of carpet and vinyl replacement, heating improvements, plumbing upgrades, major landscaping, pool upgrades, and other structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $52,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Park Capital

In 1999, the Partnership spent approximately $178,000 on capital improvements consisting primarily of carpet and vinyl replacement, parking lot enhancements, structural improvements, and plumbing upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $40,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarac Village

During  1999,  the   Partnership   spent   approximately   $401,000  on  capital
improvements consisting primarily of carpet and vinyl replacement, outside lighting, parking lot enhancements, roof replacement, structural improvements, appliances, major landscaping, and air conditioning unit replacement. These expenditures were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $169,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Williamsburg Manor

In 1999, the Partnership spent approximately $154,000 on capital improvements consisting primarily of carpet and vinyl replacement, parking lot enhancements, and countertop replacement. These expenditures were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

In 1999, the Partnership spent approximately $476,000 on capital improvements consisting primarily of exterior painting, carpet and vinyl replacement, parking lot enhancements, pool upgrades, roof replacement, cabinet replacement, and major landscaping. These expenditures were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $82,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Corporate Center

During the year ended December 31, 1999, the Partnership completed approximately $51,000 of capital improvements at the property, consisting primarily of air conditioning units and tenant improvements. These improvements were funded from operating cash flow. This property was sold October 4, 1999.

South City Business Center

During the year ended December 31, 1999, the Partnership completed approximately $45,000 on capital improvements at the property, consisting primarily of tenant improvements. These improvements were funded from operating cash flow. This property was sold June 18, 1999.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 8. Financial Statements and Supplementary Data, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholders Matters

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units aggregating $95,758,250. The Partnership currently has 11,082 holders of record of Limited Partnership Units owning an aggregate of 383,033 units. Affiliates of the General Partner owned 176,647.7 units or 46.118% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1997, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to January 31, 2000 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details).

                                                    Distributions
                                                               Per Limited
                                           Aggregate        Partnership Unit
                                         (in thousands)

         01/01/97 - 12/31/97              $14,007 (1)            $36.13

         01/01/98 - 12/31/98              $ 1,980 (2)            $ 5.12

         01/01/99 - 12/31/99              $23,619 (3)            $61.05

         01/01/00 - 01/31/00              $ 1,500 (2)            $ 3.88

(1) Consists of $2,438,000 of cash from operations and $11,569,000 of cash from previously undistributed surplus funds from a 1996 refinancing.

(2)   Distribution was made from cash from operations.

(3) Consists of $7,359,000 of cash from operations and $16,260,000 of cash from property sales during 1998 and 1999.

Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales and the availability of cash reserves as discussed in "Note H - Commitment" in "Item 8" of this Form 10-K. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 2000 or subsequent periods. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of restrictions on the payment of distributions as a result of certain reserve requirements.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, 1997. As a result of these tender offers, AIMCO and its affiliates currently own 176,647.70 limited partnership units in the Partnership representing 46.118% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Selected Financial Data

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in "Item 8.

Financial Statements and Supplementary Data."

                                          FOR THE YEARS ENDED DECEMBER 31,
STATEMENTS OF OPERATIONS       1999 (2)   1998 (1)      1997       1996        1995
                                          (in thousands, except unit data)

Revenues                       $ 13,116   $ 19,240    $ 13,467   $ 12,454    $ 11,959
Total expenses                  (10,657)   (11,534)    (11,933)   (11,653)    (13,640)
Income (loss) before
  extraordinary item and
  discontinued operations         2,459      7,706       1,534        801      (1,681)
Extraordinary item                   --       (325)         --         --         (18)
Income from discontinued
  operations                         84        502         402        352          75
Gain on sale of discontinued
  operations                      4,210         --          --         --          --
Net income (loss)              $  6,753    $ 7,883     $ 1,936    $ 1,153    $ (1,624)

Net income (loss) per
  Limited Partnership Unit:
Income (loss) before
  extraordinary item and
  discontinued operations       $ 6.35     $ 19.91      $ 3.96     $ 2.07     $ (4.34)
Extraordinary item                   --       (.84)         --         --        (.05)
Income from discontinued
  operations                        .22       1.30        1.04        .91         .19
Gain on sale of discontinued
  operations                      10.88         --          --         --          --
Net income (loss)              $ 17.45     $ 20.37      $ 5.00     $ 2.98     $ (4.20)

Distributions per Limited
  Partnership Unit             $ 61.05      $ 5.12     $ 36.13    $ 18.98      $ 9.42

Limited Partnership Units
  outstanding                  383,033     383,033     383,033    383,033     383,033


                                                 As of December 31,
Balance Sheets                   1999       1998        1997       1996        1995
                                                   (in thousands)

Total assets                   $43,678     $60,779    $57,086     $69,537    $62,863
Notes payable                  $27,925     $27,925    $30,525     $30,525    $17,995

(1) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of sale of City Heights.

(2)   See  "Item  7.   Management's   Discussion  and  Analysis  of  Financial
      Condition and Results of Operations" for discussion of sale of South City Business Center and Corporate Center.


Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

1999 Compared with 1998

The Partnership had net income of approximately $6,753,000 for the year ended December 31, 1999, compared to approximately $7,883,000 for the year ended December 31, 1998. The decrease in net income for the year ended December 31, 1999 is primarily attributable to a larger gain on the sale of properties during 1998 than during 1999 (see discussion below).

As the result of the sale of South City Business Center and Corporate Center in 1999, as discussed below, the results of operations of these two commercial properties were classified as "Income from discontinued operations" on the statements of operations. The decrease in income from discontinued operations for the year ended December 31, 1999 is primarily due to the sale of South City in July which resulted in only six months of operations for 1999 compared to a full year in 1998 and only nine months of operations for Corporate Center for 1999 compared to a full year in 1998.

Excluding the results of the discontinued operations discussed above, the Partnership had income from continuing operations before the extraordinary item of approximately $2,459,000 for the year ended December 31, 1999, compared to approximately $7,706,000 for the year ended December 31, 1998. The decrease in net income is primarily attributable to the gain on the sale of City Heights Apartments in November 1998 as discussed below.

Excluding the operations of and gain on sale of City Heights Apartments, the Partnership had income of approximately $2,479,000 for the year ended December 31, 1999, compared to approximately $1,985,000 for the year ended December 31, 1998. The increase in income is due to increased total revenues and decreased total expenses. Total revenues increased due to an increase in rental income. Rental income increased due to increased average rental rates at all of the Partnership's properties which was partially offset by increased concession costs at Williamsburg, Sandpiper I& II and Cedar Rim. Decreased occupancy at Cedar Rim and Sandpiper I & II was offset by increased occupancy at Park Capital and Tamarac Village.

Total expenses decreased due primarily to decreased operating expenses which were partially offset by increased depreciation expense, property tax expense and general and administrative expense. Operating expenses decreased primarily due to decreased maintenance expenses at most of the Partnership's properties, decreased property insurance expense at all the Partnership's properties due to a change in insurance carriers late in 1998, and reduced employee payroll costs at Williamsburg, Sandpiper I & II, and Park Capital. These decreases were partially offset by increased water charges primarily at Tamarac and increased property management fees at most of the Partnership's properties. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. Property tax expense increased primarily due to a refund received during 1998 at Cedar Rim of taxes paid in prior years, and an increase in assessed value for 1999 at Tamarac Village and Cedar Rim. General and administrative expenses increased due primarily to increased legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and increased professional fees, partially offset by reduced printing and mailing costs. Included in general and administrative expenses at December 31, 1999, 1998, and 1997, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

In November 1998, City Heights Apartments, located in Seattle, Washington, was sold to an unaffiliated party for $9,300,000. After payoff of the debt and payment of closing expenses, the net sales proceeds received by the Partnership was approximately $5,787,000. The proceeds were distributed to the partners in January 1999. For financial statement purposes, the sale resulted in a gain of approximately $5,482,000 for the year ended December 31, 1998. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $325,000 for the year ended December 31, 1998 as the result of the payment of prepayment penalties and the write-off of the remaining unamortized loan costs. During the year ended December 31, 1999, a loss of approximately $192,000 was recorded due to the write-off of an uncollectible receivable established at the time of the sale.

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,569,000. For financial statement purposes, the sale resulted in a gain of approximately $2,296,000.

In October 1999, Corporate Center, located in Tampa, Florida, was sold to an unaffiliated party for $4,175,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $3,884,000. For financial statement purposes, the sale resulted in a gain of approximately
$1,914,000. South City Business Center and Corporate Center were the last commercial properties in the commercial segment of the Partnership. The income of the properties has been classified as "Income from discontinued operations" for the years ended December 31, 1999, 1998, and 1997.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase income by approximately $226,000 ($0.58 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

1998 Compared with 1997

The Partnership had net income of approximately $7,883,000 for the year ended December 31, 1998 compared to approximately $1,936,000 for the year ended December 31, 1997. The increase in net income is primarily attributable to an increase in total revenues and to a lesser extent, a decrease in total expenses. The increase in net income was offset by an extraordinary loss on early extinguishment of debt as a result of the sale of City Heights. Total revenues increased primarily due to a gain realized on the sale of City Heights in November 1998 and to a lesser extent, increased rental revenue. Rental revenue increased as a result of improved occupancy at Lamplighter Park and Tamarac Village as well as increased rental rates at most of the Partnership's investment properties, which more than offset decreases in occupancy at Cedar Rim, Park Capital, and Williamsburg Manor. These increases in revenue were partially offset by a decrease in other income. Other income decreased as a result of reduced interest income due to lower average cash balances resulting from larger distributions paid to the partners in 1997. Total expenses decreased primarily as a result of a decrease in operating expenses, partially offset by increases in general and administrative expenses and depreciation expense. Operating expenses decreased primarily due to a reduction in major repairs and maintenance expenses at Tamarac Village, Park Capital, City Heights and Williamsburg Manor. Depreciation expense increased due to the increase in the depreciable asset base at several of the Partnership's properties from capital additions of approximately $1,590,000 and $1,692,000 during 1998 and 1997, respectively. General and administrative expenses increased due primarily to increased printing and mailing costs related to correspondence with the limited partners.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership held cash and cash equivalents of approximately $5,451,000 compared to approximately $14,189,000 at December 31, 1998. The decrease in cash and cash equivalents for the year ended December 31, 1999, from the Partnership's year ended December 31, 1998, was approximately $8,738,000 and is due to approximately $23,619,000 used in financing activities, which was partially offset by approximately $5,842,000 of cash provided by operating activities and approximately $9,039,000 of cash provided by investing activities. Cash used in financing activities consisted of distributions to the partners. Cash provided by investing activities consisted of proceeds from the sales of South City Business Center and Corporate Center, and to a lesser extent, net receipts from restricted escrows, partially offset by property improvements and replacements.

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $14,189,000 compared to approximately $5,054,000 at December 31, 1997. The increase in cash and cash equivalents is due to $6,117,000 provided by operating activities and $7,857,000 provided by investing activities, which was partially offset by $4,839,000 used in financing activities. Cash provided by investing activities consisted of sale proceeds from the sale of City Heights, proceeds from an investment that matured in May of 1998 and withdrawals from escrow accounts maintained by the mortgage lender offset by property improvements and replacements. Cash used in financing activities consisted of the payoff of mortgage debt at City Heights as a result of the sale, prepayment penalties incurred to extinguish City Height's debt and distributions to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $466,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined by the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $5.5 million, were greater than the reserve requirement of approximately $2.6 million.

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

During the year ended December 31, 1999, the Partnership declared and paid distributions in the amount of approximately $7,359,000 (approximately $7,286,000 to the limited partners or $19.02 per limited partnership unit) from operations and approximately $16,260,000 (approximately $16,097,000 to the limited partners or $42.03 per limited partnership unit) from sales proceeds from the sales of City Heights, South City Business Center, and Corporate Center. Subsequent to December 31, 1999, the Partnership declared and paid a distribution from operations of approximately $1,500,000 (approximately $1,485,000 to the limited partners or $3.88 per limited partnership unit). During the year ended December 31, 1998, the Partnership declared and paid distributions in the amount of approximately $1,980,000 (approximately $1,960,000 to the limited partners or $5.12 per limited partnership unit) from operations. During the year ended December 31, 1997, the Partnership declared and paid distributions in the amount of approximately $2,438,000 (approximately $2,414,000 to the limited partners or $6.30 per limited partnership unit) from operations and approximately $11,569,000 (approximately $11,428,000 to the limited partners or $29.83 per limited partnership unit) from surplus funds. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2000 or subsequent periods.

Tender Offers

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 176,647.70 limited partnership units in the Partnership representing 46.118% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1999. The interest rates represent the weighted-average rates. The fair value of the Partnership's debt approximates its carrying amount as of December 31, 1999.

Principal amount by expected maturity:

                                                          Long Term Debt
                                             Fixed Rate Debt    Average Interest Rate
                                              (in thousands)
                   2000                            $  --                  --
                   2001                               --                  --
                   2002                               --                  --
                   2003                           17,100                7.33%
                   2004                               --                  --
                Thereafter                        10,825                6.95%

                   Total                         $27,925                7.18%


Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Balance Sheets - December 31, 1999 and 1998

Statements of Operations - Years ended December 31, 1999, 1998, and 1997

Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997

Notes to Financial Statements

Schedules are not submitted because either they are not applicable or the information required is included in the Financial Statements, including the notes thereto.

              Report of Ernst & Young LLP, Independent Auditors



The Partners

Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/3 as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note N to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 24, 2000

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                 BALANCE SHEETS

                       (in thousands, except unit data)



                                                            Years ended December 31,
                                                                1999          1998
Assets

   Cash and cash equivalents                                  $  5,451      $ 14,189
   Receivables and deposits (net of allowance of $93)              553         1,266
   Restricted escrows                                              868         1,440
   Other assets                                                    587           753
   Investment properties: (Notes A, G, and J)
      Land                                                       8,641        11,428
      Buildings and related personal property                   44,787        48,210
                                                                53,428        59,638
      Less accumulated depreciation                            (17,209)      (16,507)
                                                                36,219        43,131
                                                              $ 43,678      $ 60,779

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                            $   448         $ 161
   Due to general partner                                          125           465
   Tenant security deposit liabilities                             281           435
   Accrued property taxes                                          187           254
   Other liabilities                                               450           411
   Mortgage notes payable (Note G)                              27,925        27,925
                                                                29,416        29,651
Partners' (Deficit) Capital
   General partner                                                (698)         (530)
   Limited partners (383,033 units outstanding)                 14,960        31,658
                                                                14,262        31,128
                                                              $ 43,678      $ 60,779

              See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)

                                                      For the Years Ended December 31,
                                                        1999        1998        1997
Revenues:                                                        (restated)  (restated)
   Rental income                                       $12,078     $12,670     $12,245
   Other income                                          1,038       1,088       1,222
   Gain on sale of investment property (Note E)             --       5,482          --
         Total revenues                                 13,116      19,240      13,467

Expenses:
   Operating                                             4,356       5,262       5,811
   General and administrative                              633         600         501
   Depreciation                                          2,662       2,684       2,559
   Interest                                              2,095       2,295       2,316
   Property taxes                                          719         693         746
   Loss on sale of investment property (Note E)            192          --          --
         Total expenses                                 10,657      11,534      11,933

Income before extraordinary item and discontinued
   operations                                            2,459       7,706       1,534

Extraordinary loss on early extinguishment of
   debt (Note E)                                            --        (325)         --

Income from discontinued operations                         84         502         402
Gain on sale of discontinued operations (Note F)         4,210          --          --

Net income                                             $ 6,753     $ 7,883     $ 1,936

Net income allocated to general partner (1%)            $ 68        $ 79        $ 19
Net income allocated to limited partner (99%)            6,685       7,804       1,917
                                                       $ 6,753     $ 7,883     $ 1,936
Per limited partnership unit:
   Income before extraordinary item and
     discontinued operations                           $ 6.35      $ 19.91     $ 3.96
   Extraordinary item                                       --        (.84)         --
   Income from discontinued operations                     .22        1.30        1.04
   Gain on sale of discontinued operations               10.88          --          --
   Net income                                          $ 17.45     $ 20.37     $ 5.00

Distributions per limited partnership unit             $ 61.05     $ 5.12      $ 36.13

              See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

              For the Years Ended December 31, 1999, 1998, and 1997
                        (in thousands, except unit data)

                                        Limited
                                      Partnership    General    Limited
                                         Units       Partner    Partners      Total

Original capital contributions          383,033        $ 1      $ 95,758    $ 95,759

Partners' (deficit) capital at
   December 31, 1996                    383,033      $ (443)    $ 37,739    $ 37,296

Net income for the year ended
   December 31, 1997                         --           19       1,917       1,936

Distributions to partners                    --         (165)    (13,842)    (14,007)

Partners' (deficit) capital at
   December 31, 1997                    383,033         (589)     25,814      25,225

Net income for the year ended
   December 31, 1998                         --           79       7,804       7,883

Distribution to partners                     --          (20)     (1,960)     (1,980)

Partners' (deficit) capital at
   December 31, 1998                    383,033         (530)     31,658      31,128

Net income for the year ended
   December 31, 1999                         --           68       6,685       6,753

Distributions to partners                    --         (236)    (23,383)    (23,619)

Partners' (deficit) capital at
   December 31, 1999                    383,033      $ (698)    $ 14,960    $ 14,262

              See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                     For the Years Ended December 31,
                                                         1999       1998       1997
Cash flows from operating activities:
  Net income                                           $ 6,753     $ 7,883    $ 1,936
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                       2,855       2,988      2,852
      Amortization of lease commissions and loan
        costs                                              117         159        146
      Loss on casualty event                                --          --          8
      Loss on disposal of property                          --          58         41
      Loss on sale of investment property                  192          --         --
      Gain on sale of investment property               (4,210)     (5,482)        --
      Extraordinary loss on extinguishment of debt          --         325         --
      Changes in accounts:
        Receivables and deposits                           521        (205)       236
        Other assets                                       (60)          1        (60)
        Accounts payable                                   196         (11)      (408)
        Due to affiliate                                  (340)        465         --
        Tenant security deposit liabilities               (154)        (25)        26
        Accrued property taxes                             (67)        (10)        81
        Other liabilities                                   39         (29)       (79)

          Net cash provided by operating
            activities                                   5,842       6,117      4,779

Cash flows from investing activities:
  Property improvements and replacements                (1,986)     (1,590)    (1,692)
  Net receipts from restricted escrows                     572         701         33
  Proceeds from sale of investment property             10,453       8,646         --
  Proceeds from sale of investments                         --         100         --
  Net insurance proceeds from casualty events               --          --        126
  Dividends received                                        --          --          4

          Net cash provided by (used in) investing
            activities                                   9,039       7,857     (1,529)

              See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                    For the Years Ended December 31,
                                                       1999         1998       1997
Cash flows from financing activities:
  Repayment of mortgage notes payable                  $   --    $ (2,600)     $   --
  Loan costs paid                                          --          --          (2)
  Debt extinguishment costs                                --        (259)         --
  Distributions to partners                           (23,619)     (1,980)    (14,007)

        Net cash used in financing activities         (23,619)     (4,839)    (14,009)

Net (decrease) increase in cash and cash
  equivalents                                          (8,738)      9,135     (10,759)

Cash and cash equivalents at beginning of year         14,189       5,054      15,813

Cash and cash equivalents at end of year             $  5,451    $ 14,189     $ 5,054

Supplemental disclosure of cash flow information:
    Cash paid for interest                           $  2,006     $ 2,193     $ 2,196

At December 31, 1999, property improvements and replacements and accounts payable were adjusted by $91,000 for non-cash activity.

At December 31, 1998, in connection with a fire at Lake Villa Apartments, property improvements and replacements and receivables and deposits were adjusted by $101,000 for non-cash activity.

              See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization of Significant Accounting Policies

Organization

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

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1999, Insignia Properties Trust, an affiliate of AIMCO owned 100% of the outstanding stock of CEI. At December 31, 1999, affiliates of AIMCO, owned 176,647.70 Units of the Partnership.

The Partnership operates seven apartment properties located throughout the United States.

Cash and Cash Equivalents

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Cash balances include approximately $1,107,000 at December 31, 1999 that are maintained by the affiliated management company on behalf of affiliated entities in a cash concentration account.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

As a result of the refinancing of Williamsburg Manor, Sandpiper I & II and Park Capital in 1995 and Lamplighter Park, Tamarac Village, Hidden Cove and Cedar Rim in 1996, the following reserves were established:

      Capital Improvement Reserve - As part of the refinancings, the properties deposited $1,416,000 in 1996 and $843,000 in 1995 with the mortgage companies to establish a Capital Reserve designated for certain capital improvements. At December 31, 1999, all of the funds had been withdrawn from this reserve. At December 31, 1998 and 1997, this reserve totaled approximately $593,000 and $1,400,000, respectively.

      Replacement Reserve - As a result of the refinancings, each property makes monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1999, 1998, and 1997, this reserve totaled approximately $868,000, $848,000, and $741,000, respectively.

Investment Properties

Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999, 1998, or 1997.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note N).

Leases

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

Deferred Costs

At December 31, 1999 and 1998, loan costs of approximately $846,000, less accumulated amortization of approximately $349,000 and $261,000, respectively, are included in other assets. Loan costs are amortized on a straight-line basis over the life of the loans.

Leasing commissions were deferred and amortized over the lives of the related leases. At December 31, 1998, a total of approximately $189,000 less accumulated amortization of $96,000, respectively, was included in other assets. There were no leasing commissions at December 31, 1999 due to the sale of both commercial properties during 1999.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Fair Value of Financial Instruments

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note L").

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense for the residential properties, included in operating expenses, was $238,000, $238,000, and $237,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

Reclassifications

Certain reclassifications have been made to the 1998 and 1997 information to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the years ended December 31, 1999, 1998, and 1997:

                                                   1999        1998        1997
                                                         (in thousands)

Property management fees (included in
   operating expenses)                             $646        $748       $ 737
Reimbursement for services of affiliates
   (included in investment properties,
   general and administrative expenses,
   and operating expenses)                          342         384         374
Real estate brokerage commissions
   (included in gain on sale of investment
   property)                                        334         465          --

During the years ended December 31, 1999, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $646,000, $678,000 and $648,000 for management fees for the years ended December 31, 1999, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Partnership's commercial properties for providing property management services. The Partnership paid to such affiliates approximately $70,000 and $89,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger (See "Note B - Transfer of Control") these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $342,000, $384,000 and $374,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

For acting as real estate broker in connection with the sale of South City Business Center, the General Partner was paid a real estate commission of approximately $209,000 during the year ended December 31, 1999. For acting as real estate broker in connection with the sale of Corporate Center, the General Partner earned a real estate commission of approximately $125,000. (See "Note F
- Sale of Discontinued Operations" for additional information about the sales.) For acting as real estate broker in connection with the sale of City Heights in November 1998, the General Partner earned a real estate commission of approximately $465,000. The commission was accrued at December 31, 1998, and was paid during the first quarter of 1999. No similar commissions were earned during the year ended December 31, 1997.

Additionally, the Partnership paid approximately $41,000 and $36,000 during the years ended December 31, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases. Effective October 1, 1998, lease commissions were paid to an unrelated party (see "Note B - Transfer of Control").

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 176,647.70 limited partnership units in the Partnership representing 46.118% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Casualty Events

In October 1996, a fire damaged twelve units at the Lamplighter Park Apartments. The unit where the fire started suffered extensive damage, and as a result, the asset and related accumulated depreciation were written off in 1996. At December 31, 1996, an insurance proceeds receivable was recorded, as well as a miscellaneous payable representing the estimated cost of restoring the damaged units. The net gain recognized in 1996 relating to this fire was approximately $114,000. In 1997, the restoration was completed, and additional unanticipated charges were incurred. The net effect of these charges was a casualty loss of approximately $24,000 being recognized in 1997 relating to the 1996 fire. The 1997 loss is included in operating expense on the Partnership's statement of operations.

In 1997, a fire at Hidden Cove by the Lake Apartments damaged ten units in one building at the complex. The units affected suffered primarily smoke and water damages, and the restoration was completed in the second quarter of 1997. A casualty gain of approximately $16,000 was recognized in 1997 as a result of this fire and is included as an offset to operating expense.

In June 1998, another fire occurred at Hidden Cove by the Lake Apartments, which caused major damage to three units in one building of the complex, and as a result, the building and its related accumulated depreciation were written off. The restoration was completed in 1999. No loss was recognized related to the fire as the casualty is covered by insurance and the proceeds equaled the net book value of the destroyed units.

During the fourth quarter of 1998, there was a hail storm at Tamarac Village which caused roof damage to the buildings. The damage was repaired during 1999. No loss was recognized related to the hail storm damage as the expenditures have been offset by insurance proceeds.

An ice storm occurred at Hidden Cove by the Lake Apartments in January 1999, which damaged 52 units. The damage was repaired during 1999. No loss was recognized related to the ice storm damage as the expenditures have been offset by insurance proceeds.

Note E - Sale of Investment Property

In November 1998, City Heights Apartments, located in Seattle, Washington, was sold to an unaffiliated party for $9,300,000. After payoff of the debt and payment of closing expenses, the net sales proceeds received by the Partnership were approximately $5,787,000 for the year ended December 31, 1998. The proceeds were distributed to the partners in January 1999. For financial statement purposes, the sale resulted in a gain of approximately $5,482,000 for the year ended December 31, 1998. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $325,000 for the year ended December 31, 1998 as the result of payment of prepayment penalties and the write-off of the remaining unamortized loan costs. During the year ended December 31, 1999, a loss of approximately $192,000 was recorded due to the write-off of an uncollectible receivable related to this property.

Note F - Sale of Discontinued Operations

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,569,000. For financial statement purposes, the sale resulted in a gain of approximately $2,296,000.

In October 1999, Corporate Center, located in Tampa, Florida, was sold to an unaffiliated party for $4,175,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $3,884,000. For financial statement purposes, the sale resulted in a gain of approximately $1,914,000.

The following pro-forma information reflects the operations of the Partnership for the year ended December 31, 1999, as if Corporate Center, South City Business Center, and City Heights, which was sold in November 1998, had been sold January 1, 1998.

                                                 1999               1998
                                          (in thousands, except per unit data)
Revenues                                       $13,131             $12,713
Net income                                       2,479               1,985
Income per limited partnership unit               6.41                5.13

South City Business Center and Corporate Center were the last commercial properties in the commercial segment of the Partnership. Due to the sale of the properties, the income of both of the properties has been classified as "Income from discontinued operations" for the years ended December 31, 1999, 1998, and 1997. Revenues of these properties were approximately $845,000, $1,725,000, and $1,645,000 for 1999, 1998, and 1997, respectively. Income from operations of these properties were approximately $84,000, $502,000, and $402,000 for 1999, 1998, and 1997, respectively.

Note G - Mortgage Notes Payable

Notes payable at December 31, 1999, consist of the following:

                         Principal     Monthly                             Principal
                        Balance At     Payment     Stated                   Balance
                       December 31,   Interest    Interest    Maturity      Due At
                           1999         Only        Rate        Date       Maturity
       Property             (in thousands)                              (in thousands)

Cedar Rim                 $ 2,000       $  12       7.33%     11/01/03      $ 2,000
Hidden Cove                 2,200          14       7.33%     11/01/03        2,200
Lamplighter Park            3,500          21       7.33%     11/01/03        3,500
Park Capital                2,725          16       6.95%     12/01/05        2,725
Tamarac Village             9,400          57       7.33%     11/01/03        9,400
Williamsburg Manor          4,150          24       6.95%     12/01/05        4,150
Sandpiper I & II            3,950          23       6.95%     12/01/05        3,950
                          $27,925       $ 167                               $27,925

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties. Also, all notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Note H - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $5.5 million were greater than the reserve requirement of approximately $2.6 million at December 31, 1999.

Note I - Distributions

The Partnership paid distributions of cash generated from operations of approximately $7,359,000 (approximately $7,286,000 to the limited partners or $19.02 per limited partnership unit) and approximately $16,260,000 (approximately $16,097,000 to the limited partners or $42.03 per limited partnership unit) from surplus funds from the sales of City Heights, South City Business Center, and Corporate Center during the year ended December 31, 1999. Subsequent to December 31, 1999, the Partnership declared and paid a distribution from operations of approximately $1,500,000 (approximately $1,485,000 to the limited partners or $3.88 per limited partnership unit). The Partnership paid distributions of cash generated from operations of approximately $1,980,000 (approximately $1,960,000 to the limited partners or $5.12 per limited partnership unit) during the year ended December 31, 1998. The Partnership paid distributions of cash generated from operations of approximately $2,438,000 (approximately $2,414,000 to the limited partners or $6.30 per limited partnership unit) and approximately $11,569,000 (approximately $11,428,000 to the limited partners or $29.83 per limited partnership unit) from surplus funds during the year ended December 31, 1997.

Note J - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                       Buildings         Cost
                                                      and Related    Capitalized
                                                       Personal     Subsequent to
Description                 Encumbrances     Land      Property      Acquisition
                           (in thousands)                           (in thousands)

Cedar Rim                     $ 2,000        $  778     $ 4,322          $  --
Hidden Cove by the Lake         2,200           184       4,416          1,281
Lamplighter Park                3,500         2,458       5,167            600
Park Capital                    2,725           280       2,100            811
Tamarac Village I, II,          9,400         2,464      10,536          2,300
  III & IV
Williamsburg Manor              4,150         1,281       5,124            820
Sandpiper I & II                3,950         1,463       5,851          1,192

         Totals               $27,925       $ 8,908     $37,516        $ 7,004


                       Gross Amount At Which
                              Carried
                        At December 31, 1999
                           (in thousands)
                             Buildings
                                And
                              Related                          Date of
                              Personal            Accumulated  Construc-   Date   Depreciable
    Description       Land    Property   Total   Depreciation    tion    Acquired Life-Years
                                                (in thousands)

Cedar Rim            $  618   $ 4,482   $ 5,100     $ 2,170      1980    04/12/91    3-20
Hidden Cove             184     5,697     5,881       2,701      1972    03/23/90    3-20
Lamplighter Park      2,351     5,874     8,225       2,658      1968    04/12/91    3-20
Park Capitol            280     2,911     3,191       1,524      1974    04/13/90    5-20
Tamarac Village       2,464    12,836    15,300       4,958      1978    06/10/92    5-20
Williamsburg Manor    1,281     5,944     7,225       1,512      1970    11/30/94    5-22
Sandpiper I & II      1,463     7,043     8,506       1,686    1976/1985 11/30/94    5-22
                    $ 8,641   $44,787   $53,428     $17,209

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                            For the Years Ended December 31,
                                              1999        1998       1997
                                                    (in thousands)
Investment Properties:
Balance at beginning of year                 $59,638    $63,326    $61,821
   Additions                                   2,077      1,590      1,558
   Sale of investment property                    --     (5,028)        --
   Sale of discontinued operations            (8,287)        --         --
   Disposal of property                           --       (250)       (53)
Balance at end of year                       $53,428    $59,638    $63,326

Accumulated Depreciation:
Balance at beginning of year                 $16,507    $15,474    $12,634
   Additions charged to expense                2,855      2,988      2,852
   Sale of investment property                    --     (1,864)        --
   Sale of discontinued operations            (2,153)        --         --
   Disposal of property                           --        (91)       (12)
Balance at end of year                       $17,209    $16,507    $15,474


The aggregate cost for Federal income tax purposes is:

                               1999             $43,116
                               1998             $50,958
                               1997             $56,544


Note K - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                                    1999          1998        1997

Net income as reported                             $ 6,753      $ 7,883     $ 1,936
Add (deduct):
Gain on sale of investment property                 (1,966)      (1,523)         --
Fixed asset write-offs and casualty gain              (212)          57          25
Depreciation differences                               541          499         568
Change in prepaid rental income                         23          (71)        240
Other                                                  122           19          99

Federal taxable income                             $ 5,261      $ 6,864     $ 2,868
Federal taxable income per limited
  partnership unit                                 $ 13.60      $ 17.74      $ 7.41

The tax basis of the Partnership's assets and liabilities is approximately $18,433,000 greater than the assets and liabilities as reported in the financial statements.

Note L - Segment Reporting

Description of the types of products and services from which each reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of seven apartment complexes in Colorado, Florida, Michigan, North Carolina, Utah, and Washington (2). The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of two business parks, one located in Florida and one in California. These properties leased space to a variety of businesses at terms ranging from month to month to ten years. On October 4, 1999, the final commercial property held by the Partnership was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note F - Sale of Discontinued Operations" for further discussion regarding the commercial sales).

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1999, 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


1999                                  Residential     Commercial     Other     Totals
                                                   (discontinued)
Rental income                          $12,078          $  --         $ --    $12,078
Other income                               763             --          275      1,038
Interest expense                         2,095             --           --      2,095
Depreciation                             2,662             --           --      2,662
General and administrative expenses         --             --          633        633
Loss on sale of investment property       (192)            --           --       (192)
Gain on sale of discontinued
  operations                                --          4,210           --      4,210
Income from discontinued operations         --             84           --         84
Segment profit (loss)                    2,817          4,294         (358)     6,753
Total assets                            28,523            152       15,003     43,678
Capital expenditures for investment
  properties                             1,981             96           --      2,077




1998                                  Residential     Commercial     Other     Totals
                                                   (discontinued)
Rental income                          $12,670          $  --         $ --    $12,670
Other income                               767             --          321      1,088
Interest expense                         2,295             --           --      2,295
Depreciation                             2,684             --           --      2,684
General and administrative expenses         --             --          600        600
Gain on sale of investment property      5,482             --           --      5,482
Loss on extraordinary item                (325)            --           --       (325)
Income from discontinued operations         --            502           --        502
Segment profit (loss)                    7,660            502         (279)     7,883
Total assets                            28,063          6,855       25,861     60,779
Capital expenditures for investment
  properties                             1,359            231           --      1,590


1997                                   Residential    Commercial     Other     Totals
                                                   (discontinued)
Rental income                           $12,245         $  --         $ --    $12,245
Other income                                776            --          446      1,222
Interest expense                          2,316            --           --      2,316
Depreciation                              2,559            --           --      2,559
General and administrative expenses          --            --          501        501
Income from discontinued operations          --           402           --        402
Segment profit (loss)                     1,589           402          (55)     1,936
Total assets                             32,633         6,775       17,678     57,086
Capital expenditures for investment
  properties                              1,538           154           --      1,692


Note M - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note N - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase income by approximately $226,000 ($0.58 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

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

The names of the directors and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers or directors.

      Name                    Age    Position

      Patrick J. Foye         42     Executive Vice President and Director

      Martha L. Long          40     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 11.    Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Registrant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 1999, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the
Partnership:

              Name and address           Number of Units   Percent of Total

      Insignia Properties, L.P.             44,867.7            11.714%
      (an affiliate of AIMCO)
      Madison River Properties LLC          46,747.4            12.205%
      (an affiliate of AIMCO)
      Cooper River Properties LLC           28,039.3             7.320%
      (an affiliate of AIMCO)
      AIMCO Properties, L.P.                56,993.3            14.879%
      (an affiliate of AIMCO)

Insignia Properties L.P., Cooper River Properties LLC and Madison River Properties LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602. AIMCO Properties, L.P., is also indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Beneficial Owners of Management

Except as described in Item 12 above, neither CEI nor any of the directors, officers or associates of CEI own any Units of the Partnership of record or beneficially.

Changes in Control

Beneficial Owners of CEI

As of December 31, 1999, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the years ended December 31, 1999, 1998 and 1997:

                                                   1999        1998        1997
                                                          (in thousands)

Property management fees                           $646        $748        $737
Reimbursements for services of affiliates           342         384         374
Real estate brokerage commissions                   334         465          --

During the years ended December 31, 1999, 1998, and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $646,000, $678,000 and $648,000 for management fees for the years ended December 31, 1999, 1998, and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Partnership's commercial properties for providing property management services. The Partnership paid to such affiliates approximately $70,000 and $89,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger, see "Item 8. Financial Statements and Supplementary Data, Note B - Transfer of Control") these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $342,000, $384,000 and $374,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

For acting as real estate broker in connection with the sale of South City Business Center, the General Partner was paid a real estate commission of approximately $209,000 during the year ended December 31, 1999. For acting as real estate broker in connection with the sale of Corporate Center, the General Partner earned a real estate commission of approximately $125,000. For acting as real estate broker in connection with the sale of City Heights in November 1998, the General Partner earned a real estate commission of $465,000. The commission was accrued at December 31, 1998 and was paid during the first quarter of 1999. No similar commissions were earned during the year ended December 31, 1997.

Additionally, the Partnership paid approximately $41,000 and $36,000 during the years ended December 31, 1998 and 1997, respectively, to an affiliate of the General Partner for lease commissions at the Partnership's commercial properties. These lease commissions are included in other assets and are amortized over the terms of the respective leases. Effective October 1, 1998 lease commissions were paid to an unrelated party (see "Item 8. Financial Statements and Supplementary Data, Note B - Transfer of Control").

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999, 1998, and 1997. As a result of these tender offers, AIMCO and its affiliates currently own 176,647.70 limited partnership units in the Partnership representing 46.118% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this report:

      1.    Financial Statements

            Balance Sheets as of December 31, 1999 and 1998

            Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

            Statements of Changes in Partners' (Deficit) Capital for the Years Ended December 31, 1999, 1998, and 1997

            Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

            Notes to Financial Statements

      2.    Schedules

            All other schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or notes thereto.

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

                 10.5 Form of Deed of Trust and Rider (Incorporated by reference to Registration Statement of Partnership (File No. 2-97664) filed July 23,1985).

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

                 10.12 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                              1990).

                 10.13 Assignment and Agreement as to Certain Property Management Services dated April 12, 1991, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the 1991 Annual Report on Form 10-K for the year ended December 31, 1991).

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

                 10.25 Joint Application for Approval of Settlement Agreement dated August 10, 1990, between James W. Cunningham (EP/4's Trustee) and the Partnership (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                              1990).

                 10.26 Property Management Agreement No. 415 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

                 10.27        Assignment  and Assumption  Agreement  (Property
                              Management Agreement No. 415) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

                 10.28 Assignment and Agreement as to Certain Property Management Services as related to Property
                              Management Agreement No. 415 dated May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

                 10.29 Property Management Agreement No. 425 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

                 10.30        Assignment  and Assumption  Agreement  (Property
                              Management Agreement No. 425) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

                 10.31 Assignment and Agreement as to Certain Property Management Services as related to Property
                              Management Agreement No. 425 dated May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

                 10.32 Property Management Agreement No. 509 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

                 10.33 Assignment and Assumption Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

                 10.34 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

                 10.35 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

                 10.36 Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

                 10.37 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996).

                 10.38 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996).

                 10.39 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996).

                 10.40 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996).

                 10.41 Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1996).

                 10.42 Purchase and Sale Contract between Registrant and Eastgate Technology Partnership, L.P., a California limited partnership, dated April 30, 1999. (Incorporated by reference to the Current Report on Form 8-K dated June 18, 1999.)

                 10.43 Amendment to Purchase and Sale Contract between Registrant and Eastgate Technology Partners, L.P., dated May 28, 1999. (Incorporated by reference to the Current Report on Form 8-K dated June 18, 1999.)

                 10.44 Purchase and Sale Contract between Registrant and FR Acquisitions, Inc., a Maryland corporation, dated June 15, 1999. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999.)

                 10.45 Amendment to Purchase and Sale Contract between Registrant and FR Acquisitions, Inc., a Maryland corporation, dated August 31, 1999. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999.)

                 10.46 Second Amendment to Purchase and Sale Contract between Registrant and FR Acquisitions, Inc., a Maryland corporation, dated September 16, 1999. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999.)

                 10.47 Third Amendment to Purchase and Sale Contract between Registrant and FR Acquisitions, Inc., a Maryland corporation, dated September 27, 1999. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999.)

                  11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 8 of Item 8 - Financial Statements of this Form 10-K).

                  16 Letter, Dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

                  18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

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

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

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

                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                 By:   CONCAP EQUITIES, INC.
                                       General Partner

                                 By:   /s/Patrick J. Foye
                                       Patrick J. Foye
                                       Executive Vice President

                                 By:   /s/Martha L. Long
                                       Martha L. Long
                                       Senior Vice President
                                       and Controller

                                 Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                                                                    Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Concap Equities, Inc.
General Partner of Consolidated Capital Institutional Properties/3 55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note N of Notes to the Financial Statements of Consolidated Capital Institutional Properties/3 included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                             Very truly yours,
                                                          /s/Ernst & Young LLP

                                                                   Exhibit 10.44

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

                CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3,
                        a California limited partnership

                                    AS SELLER

                                       AND

                FR ACQUISITIONS, INC., a Maryland corporation

                                  AS PURCHASER

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1 DEFINED TERMS......................................................1
ARTICLE 2 PURCHASE AND SALE OF PROPERTY......................................4
ARTICLE 3 PURCHASE PRICE & DEPOSIT...........................................4
ARTICLE 4 INTENTIONALLY OMITTED..............................................5
ARTICLE 5 FEASIBILITY PERIOD.................................................5
ARTICLE 6 TITLE..............................................................7
ARTICLE 7 CLOSING...........................................................11
ARTICLE 8 REPRESENTATIONS, WARRANTIES AND COVENANTS OF
            SELLER AND PURCHASER............................................16
ARTICLE 9 CONDITIONS PRECEDENT TO CLOSING...................................20
ARTICLE 10 BROKERAGE........................................................22
ARTICLE 11 POSSESSION.......................................................22
ARTICLE 12 DEFAULTS AND REMEDIES............................................22
ARTICLE 13 RISK OF LOSS OF CASUALTY.........................................23
ARTICLE 14 ESTOPPEL CERTIFICATES AND SUBORDINATION NONDISTURBANCE
            AND ATTORNMENT AGREEMENTS.......................................24
ARTICLE 15 EMINENT DOMAIN...................................................24
ARTICLE 16 COVENANTS OF SELLER..............................................25
ARTICLE 17 MISCELLANEOUS....................................................26


  EXHIBIT A - LEGAL DESCRIPTION EXHIBIT B - FORM OF ESCROW AGREEMENT EXHIBIT C - SELLER'S DELIVERIES EXHIBIT D - SURVEY CERTIFICATION EXHIBIT E - FORM OF TENANT NOTICE LETTER EXHIBIT F - FORM OF ESTOPPEL CERTIFICATE

   EXHIBIT G - 8-K REQUIREMENTS
   EXHIBIT H - FORM OF AUDIT LETTER
   EXHIBIT I - EXCLUDED PERMITS
   EXHIBIT J - EQUIPMENT
   EXHIBIT K - LEASING COMMISSIONS PAYABLE

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of the ____ day of June, 1999 (the "Effective Date") by and among CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, a California limited partnership, having an address at c/o Gary Carman, Esq., Broad and Cassel, 201 S. Biscayne Boulevard, Suite 3000, Miami, Florida 33131 ("Seller") and FR ACQUISITIONS, INC., a Maryland corporation, having a principal address at 311 South Wacker Drive, Suite 400, Chicago, Illinois 60606 ("Purchaser").

      NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements herein after set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

R-1...Seller holds legal title to a parcel of real estate more particularly described in Exhibit A attached hereto and made a part hereof located in
Hillsborough   County,   Florida  on  each  of  which   improvements  have  been
constructed.

R-2...Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date as defined in this Purchase Contract the Property will be conveyed by special warranty or equivalent deed to FR Acquisitions, Inc.;

R-3...Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser on the terms and conditions set forth below.

                                   ARTICLE 1.

                                  DEFINED TERMS

1.1. Terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this Article 1 below.

      1.1.1. "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the County of Hillsborough, State of Florida.

      1.1.2."Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

      1.1.3."Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds. The Closing Date shall be not later than fifteen (15) days following conclusion of the Feasibility Period.

      1.1.4."Commercial Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the applicable Property.

      1.1.5. "Purchase Contract" means this Purchase and Sale Purchase Contract by and between Seller and Purchaser.

      1.1.6."Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit I, if any, attached hereto.

      1.1.7."Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in Exhibit J.

      1.1.8."Land"  means  all  of  that  certain   tract  of  land  located  in
            Hillsborough County, Florida commonly known as the Corporate Center, 6702-6712 Benjamin Road, Tampa, Florida more particularly described in Exhibit A attached hereto and made a part hereof and all rights, privileges and appurtenances pertaining thereto.

      1.1.9."Property"  means  the  Land  and  Improvements   described  in  the
            Recitals and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller issued to Property Contracts and Commercial Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

      1.1.10. "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which Purchaser expressly elects to assume, in writing, during the Feasibility Period.

      1.1.11.     "Improvements"   means  all  buildings   and   improvements,
            located on the Land containing approximately 107,670 gross square feet of office/warehouse facility.

      1.1.12. "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Commercial Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit,
            (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, (viii) insurance or other prepaid Items or
            (ix) books and records, except to the extent that Seller receives a credit on the Closing Statement for any such item.

      1.1.13. "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller or used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Commercial Lease.

      1.1.14. "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

      1.1.15. "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property.

      1.1.16.     "Survey" shall have the meaning  ascribed thereto in Section
            6.12.

      1.1.17. "Tenant" means any person or entity entitled to occupy any portion of the Property under a Commercial Lease.

      1.1.18. "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1.

      1.1.19.     "Title  Insurer" shall have the meaning set forth in Section
            6.1.

                                   ARTICLE 2.

                          PURCHASE AND SALE OF PROPERTY

2.1. Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                   ARTICLE 3.

                            PURCHASE PRICE & DEPOSIT

3.1. The total purchase price ("Purchase Price") for the Property shall be Four Million Three Hundred Six Thousand and No/100 Dollars ($4,306,000.00), which shall be paid by Purchaser, as follows:

      3.1.1.Within five (5) days of the date hereof, Purchaser shall deliver to Broad and Cassel (Attorneys and agent for Chicago Title Insurance Company) 201 South Biscayne Boulevard, Suite 3000, Miami, Florida 33131 ("Escrow Agent") a deposit in the sum of Forty Thousand and No/100 Dollars ($40,000.00) in cash(such sum being hereinafter referred to and held as the "Deposit"). Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B.

      3.1.2.The Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit in such short-term, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as directed by Purchaser and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below. In the event of Closing, interest shall be credited toward payment of the Purchase Price.

      3.1.3.If the sale of the  Property  is closed by the date  fixed  therefor
            (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit shall be applied (and paid over to the Seller) at Closing. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under
            Section 5.3.

      3.1.4.If the  sale  of  the  Property  is not  closed  by the  date  fixed therefor (or any such extension date) owing to failure of performance by Seller or the failure of a condition precedent, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser (other than as a result of the failure of a condition precedent), the Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 below.

                                   ARTICLE 4.

                              INTENTIONALLY OMITTED

                                   ARTICLE 5.

                               FEASIBILITY PERIOD

5.1. Subject to the terms of Section 5.3 below, for forty-five (45) calendar days following the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property:

      5.1.1.To conduct and make any and all  customary  physical and  regulatory studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, environmental, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys, and investigation of all zoning, code requirements applicable to the Property).

      5.1.2.To  confirm  any and all  matters  which  Purchaser  may  reasonably
            desire  to  confirm  with   respect  to  title,   lease  and  tenant
            information, and books and records concerning the Property.

      5.1.3. To interview any Tenant of the Property with respect to its current and prospective occupancy of the Property.

      5.1.4. To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property.

      5.1.5.Seller  covenants and agrees that it will  cooperate  with Purchaser in Purchaser's investigations and inspections and that it shall within five (5) business days after the Effective Date deliver to Purchaser copies of all of the documents, contracts, information and exhibits pertinent to this transaction including, without limitation, documents listed on Exhibit C attached hereto which are in Seller's possession and control which relate to the Property (collectively, the "Seller's Deliveries"). Purchaser covenants and agrees that it shall conduct its investigations and inspections in such a manner so as not to disrupt the existing tenants or the operation of the Property.

5.2. (a) Should the results of any Phase I environmental study undertaken pursuant to Section 5.1.1 above warrant or indicate, in Purchaser's sole discretion, the undertaking of a Phase II environmental investigation, then the Feasibility Period shall be extended by thirty (30) days, provided Purchaser has given Seller Notice of such election prior to the expiration of the Feasibility Period.

      (b) Should the results of any of the matters referred to in Sections 5.1.1, 5.1.2 and 5.1.3 above appear unsatisfactory to Purchaser, in its sole discretion, for any reason, then Purchaser shall have the right to terminate this Purchase Contract by giving written Notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. EST on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under
      Section 5.3, and Escrow Agent shall promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this Purchase Contract.

5.3. Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right to reasonably disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. To the extent that Purchaser alters the physical condition of the Property in connection with the exercise of its rights pursuant to this Article 5, Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser (or Purchaser's Consultants) shall maintain casualty insurance and comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to the Property and Purchaser's activities carried on therein, in commercially reasonable amounts (including deductible amounts) with duly licensed insurance carriers and naming Seller as an Additional Insured. The provisions of this Section 5.3 shall survive the Closing or termination of this Purchase Contract.

5.4. Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give Notice to Seller a reasonable time prior to entry onto the Property and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement commercially reasonable protections to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's consultants, attorneys and representatives, prospective lenders and engineers.

                                    ARTICLE 6

                                      TITLE

6.1. Seller shall promptly, and in any event within fifteen (15) days after the Effective Date, secure and forward to Purchaser a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment") issued by Broad and Cassel, as an agent for Chicago Title Insurance Company ("Title Insurer") for an owner's title insurance policy on the most recent standard American Land Title Association ALTA Policy form (the "Title Policy"), together with legible copies of all instruments identified as exceptions therein. The Title Policy shall have all standard and general printed exception deleted so as to afford full "extended form coverage," and shall further include, to the extent available in Florida, a tax parcel endorsement, a "Fairway" endorsement, an access endorsement, a survey endorsement, a plat act or subdivision endorsement, and any other Property specific endorsements, if any, which may be reasonably requested by Purchaser (collectively, the "Endorsements"). Seller agrees that it shall be solely responsible for payment of all costs relating to procurement of the Title Commitment and the Title Policy, including, without limitation, the cost of the Endorsements.

6.2. The conveyance of the Land and Improvements by special warranty or equivalent deed pursuant to this Purchase Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions" and Purchaser agrees to accept the deed and title subject thereto:

      6.2.1.All   claims,   liens,   encumbrances,    restrictions,   covenants,
            easements, exceptions, conditions or other matters shown on the Title Commitment or the Survey (collectively, "Title Exceptions") and not objected to by Purchaser in writing during the Feasibility Period; and

      6.2.2. All Commercial Leases and any other occupancy, residency, lease, tenancy and similar agreements entered into by Seller after the Effective Date and approved by Purchaser pursuant to the terms of this Purchase Contract; and

      6.2.3. All Property Contracts and any other contracts entered into by Seller after the Effective Date and approved by Purchaser pursuant to the terms of this Purchase Contract; and

      6.2.4. Real estate and property taxes to the extent not due and payable; and

6.3. Except as provided in Section 6.6 below, the existence of mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage or deed of trust liens, that payoff letters from the holder of the mortgage or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the policy issued at Closing), together in either case, with recording and/or filing fees.

6.4. Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the applicable Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained herein.

6.5. Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the Property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to omit such taxes as exceptions to coverage with respect to any lender's mortgagee insurance policy.

6.6.  Notwithstanding  anything  contained  in this  ARTICLE 6 to the  contrary,
      Seller shall be unconditionally obligated to take all steps; spend all necessary funds; institute and prosecute any action or proceedings; and
      otherwise take any and all steps and measures to cure or remove the following Title Exceptions (the "Mandatory Cure Items"), whether described in the Title Commitment or on the Survey, or first arising or first disclosed to Purchaser after the date of the Title Commitment or Survey, as the case may be: (a) liens securing a mortgage, deed of trust or trust deed; (b) any Title Exception arising as a result of, due to, or because of, any willful or intentional act or omission of any or all of Seller, its members, partners or shareholders and the officers, directors, employees, agents or duly authorized managing agent of any or all of Seller, its members, partners or shareholders (collectively "Seller Parties"), which act or omission occurs after the earlier of (i) the effective date of the applicable item of Title Commitment and (ii) the Effective Date; (c) judgment liens against any or all of Seller and the Seller Parties; tax liens; and broker's liens; and (d) any mechanics liens that are based upon a written agreement between either (x) the claimant (a "Contract Claimant") and any or all of Seller and the Seller Parties, or
      (y) the Contract Claimant and any other contractor, supplier or materialman with which any or all of Seller and the Seller Parties has a written agreement. Prior to Closing, such Mandatory Cure Items shall be cured or removed (by endorsement or otherwise in form and substance reasonably acceptable to Purchaser) from the Title Commitment by Seller. Notwithstanding anything to the contrary set forth herein, if, prior to Closing, Seller fails to so cure or remove (or insure over, in a form and substance reasonably acceptable to Purchaser) all Mandatory Cure Items, then Purchaser may either (1) terminate this Purchase Contract by written Notice to Seller, in which event the deposit shall be returned to Purchaser; or (2) proceed to close with title to the Property as it then is, with the right to deduct from the Purchase Price a sum equal to the aggregate amount necessary to cure or remove (by endorsement or otherwise, as reasonably determined by Purchaser, acting in good faith) the Mandatory Cure Items; provided, however, that if such items are cured or removed by endorsements, the form and substance of such endorsements must be reasonably satisfactory to Purchaser.

6.7. If on the Closing Date there shall be conditional bills of sale or Uniform Commercial Code financing statements that were filed on a day more than Five (5) years prior to such Closing, and such financing statements have not been extended by the filing of UCC-3 continuation statements within the past Five (5) years prior to such Closing, such financing statements shall not be deemed to be an objection to title.

6.8. If any Title Exception first arises, or is first disclosed to Purchaser, after the expiration of the Feasibility Period, and renders title unacceptable to Purchaser, or if on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller shall not be satisfied, Purchaser shall provide Seller with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser in which case Purchaser and Seller shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Seller such Notice, Seller at its sole option and within seven (7) calendar days following receipt of such Notice may elect to cure such objection or unfulfilled condition for up to sixty (60) calendar days provided that Seller continues to diligently pursue such cure. Should Seller be able to cure such title objection or condition, or should Seller be able to cause title insurance over the same by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before fifteen (15) calendar days after Notice of such cure or waiver.

6.9. If Seller is unable or unwilling, in its sole discretion or opinion, to eliminate, cause the Title Insurer to insure over, or otherwise satisfy (to Purchaser's reasonable satisfaction) any Title Exception objected to by Purchaser in writing during the Feasibility Period, Seller shall give Purchaser written Notice thereof ("Seller's Title Response Notice") within seven (7) calendar days following Purchaser's delivery of its Notice of Objection to Seller. If Purchaser does not waive such objection by written Notice delivered to Seller and the Title Insurer issuing the Title Commitment on or before Seven (7) calendar days following the date Seller gives such Notice, then this Purchase Contract shall automatically terminate, and the parties hereto shall have no further obligations to each other; provided, however, if Seller fails to timely deliver a Seller's Title Response Notice, or if Seller's Title Response Notice does not include all of the Title Exceptions objected to by Purchaser during the feasibility period, Seller shall be unconditionally obligated to take all steps; spend all necessary funds; institute and prosecute any action or proceedings; and otherwise take any and all steps or measures to cure or remove any Title Exception objected to by Purchaser during the feasibility period and not included in Seller's Title Response Notice.

6.10. Seller covenants that it will not voluntarily create or cause any lien or encumbrance (other than Commercial Leases and Property Contracts as permitted in ARTICLE 15) to attach to the Property between the date of this Purchase Contract and the Closing Date; any such monetary lien or encumbrance so attaching by voluntary act or omission of Seller shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Seller may elect not to discharge the same.

6.11. Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception or that has been waived or deemed to have been waived by Purchaser.

6.12. Purchaser, at Seller's sole cost and expense, promptly shall cause to be prepared a survey for the Property ("Survey") to be delivered to Purchaser and Seller within the Feasibility Period. The Survey (i) shall be prepared in accordance with and shall comply with the minimum requirements of the ALTA; (ii) shall be in a form, and shall be certified as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) shall specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) shall specifically show the right of way for all adjacent public streets; (v) shall specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) shall contain a perimeter legal description of the Property which may be used in the special warranty deed; (vii) shall be certified to Purchaser, Purchaser's lender (if any), Seller and Title Insurer as being true and correct; and (viii) shall certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract and (ix) shall contain the certification attached hereto as Exhibit D. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the special warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing.

      6.12.1. Should such Survey disclose conditions that give rise to a Title Exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in ARTICLE 5 and ARTICLE 6 of this Purchase Contract.

      6.12.2. Seller agrees to make payment in full of all costs of obtaining Surveys required by this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                    ARTICLE 7

                                     CLOSING

7.1.  Dates, Places Of Closing, Prorations, and Delinquent Rent.

      7.1.1.The Closing shall take place in the offices of Broad and Cassel, 201 S. Biscayne Boulevard, Suite 3000, Miami, Florida 33131 or such other place as the parties shall mutually agree upon at a time mutually agreed upon on the Closing Date. If requested by; either Purchaser or Seller, the parties shall conduct closing through a pre-closing, an escrow or other arrangement reasonably requested by Seller or Purchaser, whereby neither the Seller nor the Purchaser need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

      7.1.2 All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged and credited for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date; provided, however, that Rents applicable to the month in which the Closing occurs shall only be prorated to the extent that Seller has actually collected such Rents prior to the Closing Date. The full amount of all security deposits required to be held under the Commercial Leases, if any, shall be transferred by Seller to Purchaser at the Closing. Purchaser shall assume at Closing the obligation to pay any accrued but unpaid tenant improvement allowances and leasing commissions, together with any payments due parties to other agreements affecting the Property which survive Closing, provided the same are identified on Exhibit K to this Contract. Seller shall remain obligated to pay any and all tenant improvement allowances and leasing commissions which are not identified on Exhibit K. Any real estate ad valorem or similar taxes for the Property payable in the year of Closing, or any installment of assessments payable in installments which installment is payable in the year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration shall be final and unadjustable except as provided in the following paragraph. For purposes of this Section 7.1.2. and Section
            7.1.3. and 7.1.4. the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, percentage rents and common area maintenance charges. The provisions of this Section
            7.1.2. shall apply during the Proration Period (as defined below).

      7.1.3.If any  of the  items  subject  to  proration  hereunder  cannot  be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration  or a  correction  of an error or  omission  in a  Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date. Any Rents that have accrued, but have not yet been paid shall be prorated in accordance with estimates based upon the prior years' information (or reasonable estimates of Seller if no such prior years' information is available), and shall be subsequently readjusted and reapportioned upon receipt. Purchaser shall pay Seller for Rents that have accrued, but are not yet due and payable, at Closing.

      7.1.4.If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Seller or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the Assignment as defined in Section 7.2.1.5 shall not constitute a waiver by Seller of such right. Purchaser agrees to reasonably cooperate with Seller, at no cost or liability to Purchaser, in connection with all efforts by Seller to collect such Delinquent Rent and to take reasonable steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, upon demand, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent); provided, however, that (i) in no event may Seller bring any action to evict any Tenant from the Property and (ii) Purchaser's obligation to reasonably cooperate with Seller pursuant to this sentence shall not obligate Purchaser to commence any legal actions or proceedings against any Tenant, terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section
            7.1.4. shall apply during the Proration Period.

      7.1.5.State of Florida  Sales Tax.  Prior to or at Closing,  Seller  shall pay or have paid any and all sales tax imposed by the State of Florida ("Sales Tax") due and owing on lease receipts for the period prior to the month in which Closing occurs. The Sales Tax payable for the month in which Closing occurs shall be prorated such that Purchaser receives a credit for such Sales Tax from Seller for the pro rata portion of such month prior to Closing, whereupon Purchaser shall be obligated to pay the Sales Tax for the month of Closing. Sales Tax for the month in which Closing occurs shall be prorated on the basis of the most currently available schedule of rent receipts for the Property. Alternatively, Seller may deliver an affidavit (in form reasonably acceptable to Purchaser) for the benefit of Purchaser as to the absence of any unpaid Sales Tax, which affidavit shall contain an indemnity from Seller for the benefit of Purchaser against any and all liability for unpaid Sales Tax. At Closing, the total amount of any unpaid Sales Tax shall be deducted from the net proceeds of sale payable to Seller and either (i) paid directly to the applicable taxing authority or (ii) withheld for the benefit of Purchaser. The provisions of this Section 7.1.5 shall survive Closing and the delivery of any conveyance documentation

7.2.  Items To Be Delivered Prior To Or At Closing.

      7.2.1. Seller. At Closing, Seller shall deliver to Purchaser, each of the following items, as applicable:

            7.2.1.1. Special  warranty  deed in favor of  Purchaser or permitted assignee. The acceptance of the deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

            7.2.1.2. The Title Policy (or a "marked up" Title Commitment) issued by the Title Insurer, dated as of the date of the recordation of the special warranty deed in the amount of the Purchase Price, with the Endorsements, and otherwise in accordance with the provision of ARTICLE 6 of this Purchase Contract.

            7.2.1.3. An Assignment of all of Seller's right,  title and interest to all Property Contracts, Commercial Leases, and Permits (other than Excluded Permits). Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder. Such Assignment shall include (i) the agreement of Seller to indemnify, protect, defend and hold Purchaser harmless from and against any and all claims, damages, issues, suits proceedings, costs and expenses (including without limitation reasonable attorneys fees) in connection with the Commercial Leases and Property Contracts and relating to the period of time prior to closing and (ii) the corresponding agreement of Purchaser to indemnify Seller for claims arising in connection with the Commercial Leases and Property Contracts and relating to the period of time after the Closing.

            7.2.1.4. A Bill of Sale  without  recourse or  warranty  conveying the Fixtures and Tangible Personal Property to Purchaser.

            7.2.1.5 An Assignment (to the extent assignable and in force and effect) without recourse or warranty of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents.

            7.2.1.6. A closing statement executed by Seller.

            7.2.1.7. The Estoppel  Certificates and  Subordination  Agreements
                     in conformity with ARTICLE 14 hereof.

            7.2.1.8. A vendor's affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions, (other than matters constituting any Permitted Exceptions to the Title Policy set forth in this Purchase Contract and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; and

            7.2.1.9. Letters  to be  sent  by  certified  mail,  return  receipt requested, and executed by Seller and, if applicable, its management agent, and Purchaser or an affiliate of Purchaser addressed to all tenants (with the return receipt addressed to Mary Covaci at the address of Purchaser), in the form of Exhibit E attached hereto.

            7.2.1.10.A certification of Seller's  non-foreign status pursuant to
                     Section 1445 of the Internal Revenue Code of 1986, as amended.

            7.2.1.11.Seller's   affidavit   confirming  that  the  sale  of  the
                     Property to Purchaser hereunder is not subject to, and does not subject Purchaser to, liability for income tax, retail sales tax or bulk sales obligations under the applicable law of the state in which the Property is located.

            7.2.1.12.A  certificate,   signed  by  Seller,   certifying  to  the
                     Purchaser that the representations and warranties of Seller contained in this Purchase Contract are true and correct as of the Closing Date; and that all covenants required to be performed by Seller prior to the Closing Date have been performed, in all material respects.

            7.2.1.13.Except  for  the  items   expressly   listed  above  to  be
                     delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.

      7.2.2. Purchaser. At Closing, Purchaser shall deliver to Seller the following items with respect to each Property being conveyed or transferred by merger at such Closing:

            7.2.2.1. The full  Purchase  Price as  required  by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Purchaser, or to Purchaser's designee, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments.

            7.2.2.2. A closing statement executed by Purchaser.

            7.2.2.3. A   countersigned   counterpart   of  the  Assignment  of
                     Property Contracts, Commercial Leases and Permits.

            7.2.2.4. Such other  instruments,  documents or  certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                                   ARTICLE 8.

      REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLER AND PURCHASER

8.1.  Representations And Warranties Of Seller.

      8.1.1.For the purpose of inducing  Purchaser  to enter into this  Purchase
            Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

            8.1.1.1. Seller  identified  in the  Recitals is  lawfully  and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract; and has or at Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any Purchase Contract to which Seller is a party or by which Seller or any Subsidiary Owner is otherwise bound. Seller has not made any other Purchase Contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property applicable to the foregoing representation;

            8.1.1.2. Seller  owns  insurable,   fee  title  to  the  Property,
                     including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions;

            8.1.1.3. There are no adverse or other  parties in  possession  of the Property, except for occupants, guests and tenants under the Commercial Leases;

            8.1.1.4. The  joinder of no person or entity  other  than  Seller is necessary to convey the Property, fully and completely to Purchaser at Closing, or to fulfill Seller's obligations and Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

            8.1.1.5. Purchaser  has no duty to collect  withholding  taxes for
                     Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

            8.1.1.6. To  Seller's  actual  knowledge,  there  are no  actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable;

            8.1.1.7. Seller  has no actual  knowledge  of any  claims  for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable;

            8.1.1.8. Seller has no actual knowledge,  and has not received or is not in possession of any written Notice advising or alleging, that the entirety of the Property, and the use and operation thereof, are not in compliance with all applicable municipal and other governmental laws, ordinances, rules, regulations, codes, licenses, permits and authorizations. To Seller's knowledge, there are presently and validly in effect all licenses, permits and other authorizations necessary for the use, occupancy and operation of the Property as it is presently being operated.

            8.1.1.9. To Seller's actual  knowledge,  all of Seller's  Deliveries listed on Exhibit C hereto, (and which are actually in the Seller's possession) are true, correct and complete in all material respects, and fairly present the information set forth in a manner that is not materially misleading.

            8.1.1.10.To Seller's  actual  knowledge,  (i) the tenants  listed in the Rent Roll (as defined on Exhibit C) are the only tenants occupying the Project; (ii) there are no other leases, tenancies or other arrangements under which any other party has a right to occupy all or any part of the Property; (iii) copies of all Commercial Leases, and all amendments thereto and guaranties thereof, if any, have been furnished by Seller to Purchaser and the copies so provided are true, correct and complete; (iv) the Commercial Leases have not been amended, modified or terminated (except for any amendments delivered to Purchaser pursuant to the preceding sentence) and are in full force and effect; (v) the Commercial Leases are presently in full force and effect and there are no material defaults thereunder; (vi) the Rent Roll is true, accurate and correct in all material respects; and (vii) all leasing and real estate brokerage fees and commissions, if any, for the initial term, and any renewal term presently in effect, of each Commercial Lease have been paid.

      8.1.2.Except for the  representations  and warranties  expressly set forth above in Section 8.1.1 the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is relying upon, no information provided by Seller and no statements, representations or warranties (except as set forth in Section 8.1.1 above), express or implied, made by or enforceable directly against Seller, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, the state, federal, county or local law, ordinance, order, permit or suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, opinions or work product shall not create or give rise to any liability of or against Seller, any Subsidiary Owner, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that (except as set forth in Section 8.1.1 above) no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Commercial Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants.

      8.1.3.Seller and Purchaser agree that those  representations  contained in
            Section 8.1 shall survive Closing for a period of One (1) year (that is, any proceeding based on the breach of a representation contained in Section 8.1 that survives Closing must be commenced within One
            (1) year subsequent to the date of such representation). In the event that Seller breaches any representation contained in Section
            8.1 and Purchaser had knowledge of such breach, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith.

      8.1.4.Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term "Designated Representative" shall refer to Patty Malia. Seller hereby represents and warrants to Purchaser that
            (a) the Designated Representative currently is, a Senior Property Manager employed by Insignia Commercial Group, Inc., which is Seller's third party property management company, which company has managed the Property for the preceding approximately four year period and (b) the Designated Representative is the person with the most knowledge of Seller's day-to-day operation and maintenance of the Property and Seller has no other employees, officers, agents or third party property managers who might be reasonably expected to have knowledge regarding the day-to-day operation or maintenance of the Property that the Designated Representative does not share.

8.2.  Representations And Warranties Of Purchaser

      8.2.1.For the  purpose  of  inducing  Seller to enter  into this  Purchase
            Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

      8.2.2. With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that:

            8.2.2.1. FR  Acquisitions,  Inc. is a Corporation  duly organized, validly existing and in good standing under the laws of the State of Maryland.

            8.2.2.2. Purchaser,   acting  through  any  of  its  or  their  duly
                     empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser.

            8.2.2.3. No pending or, to the  knowledge of  Purchaser,  threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

            8.2.2.4. Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not
                     (i) violate any of the provisions of their respective certificates of incorporation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or Notice to, any court or other governmental authority.

            8.2.2.5. The joinder of no person or entity other than  Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

      8.2.3.Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property.

                                   ARTICLE 9.

                         CONDITIONS PRECEDENT TO CLOSING

9.1. Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

      9.1.1. All of the documents required to be delivered by Seller to Purchaser at each Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser;

      9.1.2.      Each  of  the   representations  and  warranties  of  Seller
            contained herein shall be true in all material respects as of the Closing Date;

      9.1.3. Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder;

      9.1.4.The physical  condition of the Property shall be  substantially  the same on the Closing Date as on the Effective Date, reasonable wear and tear excepted, unless the alteration of said physical condition is the result of Damage and Eminent Domain (as such terms hereinafter are defined).

      9.1.5.At Closing, there shall be no administrative  agency,  litigation or governmental proceeding of any kind whatsoever, pending or threatened, that, after Closing, would, in Purchaser's sole (but reasonable) discretion, materially and adversely affect the value or marketability of the Property, or the ability of Purchaser to operate the Property in the manner it is being operated on the Effective Date.

      9.1.6.If applicable, Seller shall have complied with all requirements of any law relating to the sale or transfer of the assets of a business, including without limitation, the requirements of the law, relating to bulk sales.

      In the event of the failure of any condition precedent to Purchaser's obligation to close set forth in this Purchase Contract (other than as the result of, due to or because of any willful or intentional act or omission of Purchaser), Purchaser may elect to terminate this Purchase Contract, whereupon the Deposit shall be promptly returned to Purchaser.

9.2. Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of a particular Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

      9.2.1.Purchaser's   representations  and  warranties  set  forth  in  this
            Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time.

      9.2.2.Purchaser   shall  have  fully   performed  and  complied  with  all
            covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.

      9.2.3.There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.

                                   ARTICLE 10.

                                    BROKERAGE

10.1. Seller represents and warrants to Purchaser that it has dealt only with Lang Baumgarten, Aztec Group, Inc., 2665 South Bayshore Drive, Penthouse-IIA, Coconut Grove, Florida 33133 ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Aztec Group, Inc., it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts of omissions of the indemnifying party; provided, however, in no event shall Purchaser indemnify Seller for any claims asserted by or on behalf of Broker.

10.2. Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

10.3. Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

                                   ARTICLE 11.

                                   POSSESSION

11.1. Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12.

                              DEFAULTS AND REMEDIES

12.1. In the event Purchaser defaults hereunder prior to the Closing Date and consummation of the Closing does not occur by reason of such default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder prior to the Closing Date is and shall be, as Seller's sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser.

12.2. If Seller fails to perform any of the covenants and agreements contained herein to be performed by Seller within the time for performance as specified herein (including Seller's obligation to close), and (x) in the event the Closing has not occurred, Purchaser may elect either to (i) terminate Purchaser's obligations under this Purchase Contract by written Notice to Seller with a copy to Escrow Agent, in which event the Deposit shall be returned immediately to Purchaser, or (ii) file an action for specific performance; or (y) in the event that the Closing has occurred, Purchaser may file an action against Seller for any and all losses, costs, damages and expenses (including but not limited to, court costs and attorneys' reasonable fees) actually suffered or incurred by Purchaser as a result of such breach or failure by Seller. If the Closing has not occurred and Purchaser elects (ii) above, then Seller agrees that Purchaser shall not be required to post a bond or any other collateral with the court or any other party as a condition to Purchaser's pursuit of an action. Seller hereby covenants and agrees that in the event that the Closing has not occurred as a result of, due to, or because of any willful or intentional act or omission of Seller, Purchaser may (in addition to any and all other remedies of Purchaser hereunder) file an action for damages in an amount equal to the lesser of (a) damages actually suffered by Purchaser by reason of Seller's defaults hereunder (including, but not limited to, attorneys' fees, engineering fees, fees of environmental consultants, appraisers' fees, and accountants' fees incurred by Purchaser in connection with this Purchase Contract and any action hereunder) or (b) fifty thousand dollars ($50,000). The provisions of the immediately preceding sentence shall survive any termination of this Purchase Contract. Nothing in this Section 12.2 shall be deemed to in any way limit or prevent Purchaser from exercising any right of termination provided to Purchaser elsewhere in this Purchase Contract. Notwithstanding the foregoing, in the event Seller defaults in any of its post-closing obligations under Section 7.1.3, Section 7.1.4, Section 7.1.5 or Section
      10.1 hereof, Purchaser shall have all of its remedies at law and in equity on account of such default.

                                   ARTICLE 13.

                            RISK OF LOSS OF CASUALTY

13.1. In the event that at the time of Closing all or substantially all of the Property is (or has been) damaged by fire or other casualty, Purchaser may elect, in its sole discretion to (i) terminate this Purchase Contract by written Notice to Seller in which event the Deposit shall be returned to Purchaser, or (ii) proceed to close subject to (1) a reduction in the Purchaser Price equal to the deductible under Seller's casualty insurance policy for the Property and (2) on assignment to Purchaser of any insurance proceeds in respect of fire or other casualty occurring between the date of ratification of this contract and the time of settlement and Seller shall reasonably cooperate with Purchaser in the adjustment and settlement of any such claims. Seller shall not, in any event, be obligated to effect any repair, replacement, and/or restoration, but may do so at its option in which case Seller may apply the insurance proceeds to the costs of restoration.

                                   ARTICLE 14.

                   ESTOPPEL CERTIFICATES AND SUBORDINATION
                   NONDISTURBANCE AND ATTORNMENT AGREEMENTS

14.1. No later than five (5) business days prior to the Closing Date, Seller shall obtain and deliver to Purchaser estoppel certificates, dated no earlier than 30 days prior to Closing ("Estoppel Certificates"), from Tenants occupying at least 80% of the leased square footage of the Property (the "Required Tenants"), which Required Tenants shall in all events include Upman Enterprises and Savannah Laboratories. Seller shall use reasonable, diligent and good faith efforts to obtain each such Estoppel Certificate substantially in the form attached to this Agreement as Exhibit F and certified to Purchaser and any and all other parties required by Purchaser during the Feasibility Period (the "Purchaser's Form Certificate"); provided, however, that in the event that Seller is unable to obtain the Purchaser's Form Certificate from any Tenant, Seller shall use reasonable and good faith efforts to obtain, from that Tenant, an Estoppel Certificate in the form required by that Tenant's respective Commercial Lease; provided further, however, that Purchaser shall not be required to accept an Estoppel Certificate that is not (A) in the form of Exhibit F or the specific form required by, and attached as an exhibit to, that particular Tenant's respective Commercial Lease or/and (B) is not certified to Purchaser and any and all other parties required by Purchaser during the Feasibility Period. If Seller fails (despite its diligent efforts) to obtain (and timely deliver) an Estoppel Certificate, from the number of Required Tenants as determined above, Purchaser's sole remedy shall be either to (i) terminate this Purchase Contract; or (ii) proceed to close and waive the requirement of such an Estoppel Certificate with respect to the Required Tenant's Lease and tenancy for which Seller fails to procure an Estoppel Certificate. Additionally, Seller covenants and agrees to use good faith, diligent efforts to obtain a Subordination, Non-Disturbance and Attornment Agreement (each, a "Subordination Agreement") from each Tenant dated no earlier than thirty (30) days prior to the Closing Date, in such form as Purchaser's lender, if any, may reasonably require; provided, however, that in the event that Seller fails to obtain the form of Subordination Agreement requested by Purchaser's lender from any Tenant, Seller shall use reasonable and good faith efforts to obtain the form of Subordination Agreement, if any, required by that Tenant's respective Lease.

                                   ARTICLE 15.

                                 EMINENT DOMAIN

15.1. In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any Notice of any such acquisition by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 16.

                               COVENANTS OF SELLER

16.1. Effective as of the Contract Date, Seller hereby covenants with Purchaser as follows:

      16.1.1. Seller shall neither amend any Commercial Lease, in any material respect, nor execute any new lease, license, or other agreement affecting the ownership or operation of the Property or for personal property, equipment, or vehicles, without Purchaser's prior written approval (which approval shall not be unreasonably withheld and shall be deemed given if Purchaser's written disapproval is not delivered to Seller within five (5) business days following Seller's written request for such approval). Provided that (i) Purchaser approves or is deemed to have approved any new lease or amendment to any Commercial Lease in accordance with this Section 16.1.1 and (ii) Purchaser approves any leasing commissions payable with respect thereto in writing (which approval shall not be unreasonably withheld and shall be deemed given if Purchaser's written disapproval of such leasing commissions is not delivered within five business days following Seller's written request for such approval), then Purchaser shall assume responsibility for the payment of such leasing commissions.

      16.1.2. Seller shall not amend any existing Property Contract or enter into any new contract with respect to the ownership and operation of the Property that will survive the Closing, or that would otherwise affect the use, operation or enjoyment of the Property after Closing, without Purchaser's prior written approval (which approval shall not be unreasonably withheld and shall be deemed given if Purchaser's written disapproval is not delivered to Seller within five (5) business days following Seller's request for such approval). If Purchaser approves or is deemed to have approved any new contract or the amendment of any Property Contract in accordance with this Section 16.1.2, Purchaser shall assume all obligations of such contract(s) relating to the period after the Closing.

      16.1.3. Seller shall operate and manage the Property in the same manner in which it is being operated as of the Effective Date, maintaining present services, and shall maintain the Property in its same repair and working order; and shall perform, when due, all of Seller's obligations under the Commercial Leases, Property Contracts, Permits and other agreements relating to the Property and otherwise in accordance with applicable laws, ordinances, rules and regulations affecting the Property. Except as otherwise specifically provided herein, at Closing, Seller shall deliver the Property in substantially the same condition as exists on the Effective Date, reasonable wear and tear and damage by casualty or condemnation excepted.

      16.1.4. Seller shall, to the extent Seller obtains knowledge thereof, promptly notify Purchaser of any material change in any condition with respect to the Property, or of the occurrence of any event or circumstance, that makes any representation or warranty of Seller to Purchaser under this Purchase Contract untrue or misleading, or any covenant of Purchaser under this Purchase Contract incapable or less likely of being performed, it being understood that Seller's obligation to provide Notice to Purchaser under this Section 15.1.4 shall in no way abrogate Purchaser's right to terminate this Purchase Contract. Subject to the limitation provided in Exhibit G, upon Purchaser's request, for a period of two (2) years after Closing, Seller shall make the Records available to Purchaser for inspection, copying and audit by Purchaser's designated accountants, and at Purchaser's expense. Seller shall provide Purchaser, but without third-party expense to Seller, with copies of, or access to, such factual information as may be reasonably requested by Purchaser, and in the possession or control of Seller, to enable First Industrial (as hereinafter defined) to file Form 8-K (as specified on Exhibit G hereto), if, as and when such filing may be required by the Securities and Exchange Commission ("SEC"). Without limitation of the foregoing, but subject to the limitations provided on Exhibit G, (x) Purchaser or its designated independent or other accountants may audit the operating statements, and Seller shall supply such documentation in its possession or control as Purchaser or its accountants may reasonably request in order to complete such audit, and Seller shall execute the form of audit letter contained in Exhibit H and (y) Seller shall furnish Purchaser with such financial and other information as may be reasonably required by Purchaser or its assigns to make any required filings with the SEC or other governmental authority.

                                   ARTICLE 17.

                                  MISCELLANEOUS

17.1. Exhibits And Schedules

      All Exhibits and Schedules annexed hereto are a part of this Purchase Contract for all purposes.

17.2. Assignability

      The terms, conditions and covenants of this Purchase Contract shall be binding upon and shall inure to the benefit of the parties and their respective nominees, successors, beneficiaries and assigns; provided, however, no conveyance, assignment or transfer of any interest whatsoever of, in or to the Property or of this Purchase Contract shall be made by Seller during the term of this Purchase Contract. Purchaser may assign all or any of its right, title and interest under this Purchase Contract to
      (i) any third party intermediary (an "Intermediary") in connection with a tax-deferred exchange pursuant to Section 1031 of the Internal Revenue Code (an "Exchange"), (ii) First Industrial Realty Trust, Inc., a Maryland corporation ("First Industrial"), or to any corporate or partnership entity affiliated with, or related to, First Industrial (any such entity, an "Affiliate"), or (iii) any corporate or partnership entity in which First Industrial or an Affiliate is a partner, co-venturer, shareholder or member (any such entity, a "Venture Partner"). No such assignee shall accrue any obligations or liabilities hereunder until the effective date of such assignment. In addition to its right of assignment, Purchaser shall also have the right, exercisable prior to Closing, to designate any Affiliate, Venture Partner or Intermediary, as the grantee or transferee of any or all of the conveyances, transfers and assignments to be made by Seller at Closing hereunder, independent of, or in addition to, any assignment of this Purchase Contract. In the event of an assignment of this Purchase Contract by Purchaser, its assignee shall be deemed to be the Purchaser hereunder for all purposes hereof, and shall have all rights and obligations of Purchaser hereunder (including, but not limited to, the right of further assignment), and the assignor shall be released from all liability hereunder. In the event that an Affiliate or Venture Partner shall be designated as a transferee hereunder, that transferee shall have the benefit of all of the representations, warranties and rights which, by the terms of this Purchase Contract, are incorporated herein or relate to the conveyance in question, including, without limitation, all guaranties and indemnities granted to Purchaser hereunder or in connection herewith , and shall be bound to all of Purchaser's obligation under this Purchase Contract.

17.3. Binding Effect

      This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

17.4. Captions

      The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

17.5. Number And Gender Of Words

      Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

17.6. Notices

      All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes
      (i) if sent by Federal Express or the nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the Fifth (5th) business day following the date of mailing or (iv) the same day when sent confirmed facsimile with a copy sent by Federal Express or other commercial overnight courier addressed as follows:

                 If to Seller:                   If to Purchaser:

                 Consolidated Capital            FR Acquisitions, Inc.
                 Institutional Properties/3      c/o First Industrial Realty
                 C/o AIMCO                       Trust, Inc.
                 18730 South Bellaire Street     311 South Wacker Drive
                 Suite 1700                      Suite 4000
                 Denver, CO 80222                Chicago, Illinois  60606
                 Attention:..Tim Works           Attention:  Andy Zgutowicz
                       Harry Alcock              Fax No.  (312) 922-6826
                       Martha Carlin
                 Fax No. ______________

                 And:

                 Argent Real Estate Service,
                 Inc.
                 1401 Brickell Avenue
                 Suite 520
                 Miami, Florida 33131
                 Fax 305-371-6898
                 Attn:  David Marquette
                 Fax No. (305) 374-2386

                 And

                 Lang Baumgarten
                 Aztec Group

                 2665 South Bayshore Drive
                 Suite PH 2A
                 Coconut Grove, Florida 33133
                 Fax No. ______________

                 And                             And
                 With a copy to:                 With a copy to:
                 Broad and Cassel                Barack Ferrazzano Kirschbaum
                 201 S. Biscayne Boulevard       Perlman & Nagelberg
                 Suite 3000                      333 West Wacker Drive
                 Miami, Florida 33144            Suite 2700
                 Attn: Gary Carman, P.A. and     Chicago, Illinois 60606
                                                 Attn: Mark J. Beaubien, Esq.
                       Thomas J. Palmieri,P.A.         and
                                                       Jason T. Tadych, Esq.
                                                 Fax No. (312) 984-3150
                 Fax No. (305) 373-9443


      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

17.7. Governing Law And Venue

      The laws of the State of Florida shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

17.8. Entirety And Amendments

      This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

17.9. Severability

      If any of the provisions of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

17.10.      Multiple Counterparts

      This Purchase Contract may be executed in a number of identical counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

17.11.      Further Acts

      In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

17.12.      Construction

      No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

17.13.      Confidentiality

      Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract
      (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants,. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

17.14.      Time Of The Essence

      It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

17.15.      Cumulative Remedies And Waiver

      Except as otherwise provided herein, no remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract or now or hereafter existing at law or in equity. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

17.16.      Litigation Expenses

      In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

17.17.      Time Periods

      Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

17.18.      Exchange

      At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
      Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract as of the date first set forth above.

                        Seller:   CONSOLIDATED CAPITAL INSTITUTIONAL
                                  PROPERTIES/3, a California limited partnership

                                  By:  CONCAP  EQUITIES,  INC.,  a  Delaware
                                       corporation as General Partner

                                       By:

                                       Printed:

                                       Title:

                        Purchaser: FR ACQUISITIONS, INC., a Maryland corporation

                                       By:

                                       Printed:

                                       Title:

                                    EXHIBIT A

                                LEGAL DESCRIPTION

      The S.E.1/4of the N.E.1/4of the N.W.1/4of Section 31, Township 28 South, Range 18 East, Hillsborough County, Florida, less the South 25 feet for road right-of-way and less the right-of-way for Benjamin Road off the East side thereof.

      SUBJECT TO that certain Easement dated March 10, 1982, in favor of Tampa Electric Company and recorded April 6, 1982, in Official Records Book 3932, Page 1907, of the Public Records of Hillsborough County, Florida.

                                    EXHIBIT B

                            FORM OF ESCROW AGREEMENT

      THIS ESCROW AGREEMENT ("Escrow Agreement") made this day of _____________, 1999 by and among, , CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, a California limited partnership ("Seller"); FR ACQUISITIONS, INC., a Maryland corporation ("Purchaser"); and BROAD AND CASSEL ("Escrow Agent");

                                   WITNESSETH:

      Whereas Purchaser and Seller are parties to a certain Purchase and Sale Contract (the "Purchase Contract") made and dated as of the _____ day of ________________ 1999; and

      Whereas, the Purchase Contract requires that Purchaser provide a Deposit in the amount of FORTY THOUSAND DOLLARS ($40,000.00) in cash to be held pursuant to an escrow agreement approved by Purchaser and Seller.

      Now, therefore, the parties agree to the following:

      1.....Establishment of Escrow. Escrow Agent hereby acknowledges receipt of the initial deposit in the amount of FORTY THOUSAND DOLLARS ($40,000.00) in cash (if by check subject to collection) (the "Escrow Fund"), to be deposited, held, invested, and disbursed for the benefit of Seller and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract.

      2.....Investment  of Escrow Fund. All funds received by Escrow Agent shall be held in insured accounts and invested in such short-term, money market funds or accounts, interest bearing bank accounts, bank certificates of deposit or bank repurchase agreements as directed by Purchaser and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.

      3.....Application  of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above and (a) if the sale of the Property is closed by the date fixed therefore (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall deliver the Escrow Fund to Seller in immediately available funds by wire transfer in accordance with the instructions of Seller on the Closing Date as set forth in the Purchase Contract, (b) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Escrow Agent shall return and refund the Escrow Fund to Purchaser, (c) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall give Notice to the Escrow Agent and Seller and in such Notice shall state whether it elects as its remedy return of the Escrow Fund or specific performance of the Purchase Contract, if Purchaser elects return of the Escrow Fund, Escrow Agent shall return and refund the Escrow Fund to Purchaser,
(d) if the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Escrow Agent shall forthwith deliver to Seller the Escrow Fund in immediately available funds by wire transfer in accordance with the instructions of Seller, and (e) if Purchaser shall have canceled the Purchase Contract on or before the expiration of the Feasibility Period (as defined in the Purchase Contract), the Escrow Agent shall return and refund the Escrow Fund to Purchaser.

      ......If on or prior to the termination of the Escrow  Agreement,  a party claims to be entitled to payment of the Escrow Fund under the provisions referred to, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within five (5) days after delivery of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within Two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Seller forthwith upon Closing in accordance with the terms of subpart
(a) of the immediately preceding paragraph.

      ......When  all monies held by Escrow Agent have been finally  distributed in accordance herewith, this Escrow Agreement shall terminate.

      4.....Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and (ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and, Escrow Agent has been notified thereof in writing signed jointly by Seller and Purchaser or (iii) to interplead the portion of Escrow Fund in dispute.

      5.....No Obligation to Take Legal Action.  Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss, or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses, or liabilities.

      6.....Status  of  Escrow  Agent.  Escrow  Agent  is to be  considered  and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.

      7.....Written  Instructions  of  Parties.   Notwithstanding  any  contrary
provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal, interest and quitclaim deed of the Escrow Fund in accordance with the joint written instructions signed by Seller and Purchaser.

      8.....Notices.  Any  required or permitted  Notice or other  communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by Federal Express or other recognized national overnight courier service maintaining records of delivery, sent by registered or certified mail, postage pre-paid, or by confirmed facsimile with a copy sent by Federal Express or other recognized national overnight courier service maintaining records of delivery, and addressed as set forth below:

      ......(a)   If to Seller:

                  Consolidated Capital Institutional Properties/3
                  c/o AIMCO
                  18730 South Bellaire Street
                  Suite 1700
                  Denver, CO 80222
                  Attention:  Tim Works
                              Harry Alcock
                              Martha Carlin

                  Fax No.  ______________________

                  Argent Real Estate Service, Inc.
                  1401 Brickell Avenue
                  Suite 520
                  Miami, Florida 33131
                  Fax 305-371-6898
                  Attn:  David Marquette
                  Fax No. (305) 374-2386

                  And

                  Lang Baumgarten
                  Aztec Group

                  2665 South Bayshore Drive
                  Suite PH 2A
                  Coconut Grove, Florida 33133
                  Fax No.  ______________________

                  With a copy to:

                  Gary Carman, P.A. and Thomas J. Palmieri, P.A.
                  Broad and Cassel
                  201 S. Biscayne Boulevard
                  Suite 3000
                  Miami, Florida  33131
                  Fax No.  (305) 373-9443

            (b)   If to Purchaser:

                  FR Acquisitions, Inc.
                  c/o First Industrial Realty Trust, Inc.
                  311 South Wacker Drive, Suite 4000
                  Chicago, Illinois  60606
                  Attention:  Mr. Andy Zgutowicz
                  Fax No.  (312) 922-6826

                  With a copy to:

                  Barack Ferrazzano Kirschbaum Perlman & Nagelberg
                  333 West Wacker Drive, Suite 2700
                  Chicago, Illinois  60606
                  Attention: Mark J. Beaubien, Esq. and Jason T. Tadych, Esq. Fax No. (312) 984-3150

            (c)   If to Escrow Agent:

                  Broad and Cassel
                  Miami Center
                  201 South Biscayne Boulevard
                  Suite 3000
                  Miami, Florida 33131
                  Attn:.
                  Fax No.  (305) 373-9443

            Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. All such Notices, requests, demands and other communications shall be deemed to have been delivered (i) as of the day of receipt, in the case of personal delivery, or (ii) as of the day of receipt or attempted delivery date in the case of delivery by air courier, or (iii) as of the date of receipt or first attempted delivery, as evidenced by the return receipt card, in the case of mailing by certified or registered United States mail; or (iv) the same day when sent by confirmed facsimile with a copy sent by Federal Express or other commercial overnight courier service.

      9. Fee. Escrow Agent shall receive an fee of N/A for its services hereunder, but be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorney's fees, incurred or paid in connection with carrying out its duties hereunder, all amounts to be payable by Purchaser and not out of the Escrow Fund. Non-payment of such fee by Purchaser shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

      10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement or are to be used in its construction or interpretation.

      11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

      12. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.

      13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to any Seller for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

      14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Seller and Purchaser as set forth in the Purchase Contract.

      15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the Florida.

      16.   Time of Essence.  Time is of the essence of this Escrow Agreement.

      17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

      In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed on its behalf duly authorized persons, all as of the day and year first above written.

                                  FR ACQUISITIONS, INC., a Maryland
                                  corporation

                                      By:

                                      Name:

                                      Its:

                                  CONSOLIDATED CAPITAL INSTITUTIONAL
                                  PROPERTIES/3, a California limited partnership

                                  By:   CONCAP EQUITIES, INC., a Delaware
                                        corporation as General Partner

                                      By:

                                      Name:

                                      Its:

                                    BROAD AND CASSEL

                                       By:

                                    , Partner

                                    EXHIBIT C

                               SELLER'S DELIVERIES

      1. Copies of any and all Commercial Leases and all other written agreements affecting or relating to the ownership and operation of the Property.

      2. A copy of the most currently available rent roll (the "Rent Roll") maintained by Seller in the normal course of its ownership and operation of the Property, as well as any delinquency reports maintained by Seller or Seller's management agent.

      3. Copies of certificates of insurance for all hazard, rent loss, liability and other insurance policies currently in force with respect to the Property and/or Seller's business.

      4. Copies of all income and expense statements, year-end financial and monthly and annual operating statements (the "Operating Statements") for calendar years 1995, 1996, 1997, 1998 and, to the extent available, 1999. Seller shall deliver to Purchaser all Operating Statements prepared in the ordinary course of business promptly upon preparation thereof relating to periods prior to Closing, even if prepared after Closing.

      5. Copies of all engineering and architectural plans and specifications, drawings, studies and surveys relating to the Property (collectively the
"Plans"), in Seller's possession or control, and copies of any reports or studies (including, but not limited to, inspection reports of governmental authorities or insurance carriers), in Seller's possession or control, in respect of the physical condition or operation of the Property or recommended improvements thereto. Copies of all records pertaining to the repair, replacement and maintenance of the mechanical systems at the Building, the roof and the structural components of the Building.

      6. Copies of the bill or bills issued for the years 1997, 1998 and, if available, 1999, for all real estate taxes and personal property taxes and copies of any and all Notices pertaining to real estate taxes or assessments applicable to the Property (the "Tax Bills"). Seller shall promptly deliver to Purchaser copies of any such bills or Notices received by Seller after the Contract Date, even if received after Closing.

      7. Copies of all brokerage commission, management, leasing, maintenance, repair, service, pest control and supply contracts (including, without limitation, janitorial, elevator, scavenger, laundry and landscaping agreements), equipment rental agreements and master antenna agreements (if applicable), and any other contracts or agreements relating to or affecting the Property or which will be binding upon the Property or Purchaser subsequent to Closing, all as amended.

      8. Copies of all certificates of occupancy, licenses, permits, authorizations and approvals required by law or by any governmental authority having jurisdiction thereover in respect of the Property, or any portion thereof, occupancy thereof or any present use thereof (the "Governmental Approvals").

      9. Copies of any operating budgets for the Property for the years 1997, 1998 and, to the extent available, 1999.

      10. Copies of all guarantees, warranties and other documents or instruments evidencing or relating to the Miscellaneous Property Assets.

      11. Copies of all unrecorded easements and licenses of Seller for the benefit of the Property or of third parties burdening the Property.

      12. Copies of all tenant files, delinquency reports, aged receivables reports and tenant correspondence.

      13. (i) all reports (including drafts thereof), test results, analytical data, boring logs and other studies undertaken by or at the request of Seller and/or in Seller's possession or control with respect to the Property and the environmental conditions thereof; (ii) all written correspondence, orders, directives and Notices from Governmental Authorities received by Seller
(including predecessors in interest) or its consultants and contractors in connection with the environmental condition of the Property; and (iii) all correspondence (including reports and drafts thereof) to and from Governmental Authorities, environmental consultants and any third party concerning the environmental condition of the Property (the materials referred to in items (i)
- (iii) above are collectively referred to as the "Environmental Information").

                                    EXHIBIT D

                              SURVEY CERTIFICATION

TO: FR Acquisitions, Inc.; First Industrial Realty Trust, Inc., First Industrial, L.P., and Chicago Title Insurance Company

      I hereby certify that on the ______ day of _______________, 199___ (a) an accurate boundary survey entitled "___________________" the ("Survey") of the premises (the "Property") known by street address ___________________________, was conducted under my direction according to local professional practices; (b) the Survey and the information, courses and distances shown thereon are correct;
(c) all monuments shown on the survey actually exist, and the location , size and type of materials thereof are correctly shown; (d) the title lines and lines of actual possession of the Property are the same; (e) the size, location and type of all buildings and visible improvements, if any, on the Property are shown on the Survey; (f) the Property has direct access to _____________, which is a dedicated public way; (g) there are no easements, rights-of-way, old highways or abandoned roads, lanes or driveways affecting the Property appearing from a careful physical inspection of the same, other than those shown and depicted on the Survey or those which may be discovered by a complete title exam of the subject property and all adjoiners; (h) there are no visible boundary line conflicts (i) all recorded easements, as noted in Title Company Commitment No. _______, dated __________________, 199___, and all set-back lines, have been correctly platted or noted on the Survey; (j) except as shown on the Survey there are no improvements on the Property upon any easement, rights-of-way or adjacent land or encroachments of visible improvements located on adjacent land upon the Property; (k) the Survey shows the location of all surface drainage located on the Property; (l) the Survey shows the location of any visible telephone, telegraph, electric or other power lines, wires, and poles on the Property; and (m) the parcel(s) described on the Survey do not lie within flood areas in accordance with maps entitled "Flood Insurance Rate Map", which such map covers the area in which the Property is situated.

      I further certify that the Survey meet s the requirements of the Florida Statutes and the minimum requirements adopted by the F.S.P.L.S., F.L.T.A. pursuant to F.S. ss.472.027 and Rule 61G17-6 of the Florida Administrative Code.

Date: ______________________

                                    EXHIBIT E

                          FORM OF TENANT NOTICE LETTER

                                  [DATE], 1999

VIA CERTIFIED MAIL
RETURN RECEIPT REQUESTED

[NAME AND ADDRESS OF TENANT
PER LEASE NOTICE PROVISION]

Re:   Sale of [NAME OF PROPERTY]

Dear Tenant:

This letter shall constitute Notice of the transfer of the above-referenced premises and assignment of your lease for said premises by Consolidated Capital Institutional Properties/3 ("Former Landlord") to First Industrial, L.P. ("First Industrial"). From and after the date of this Notice, all rent payments due under your lease shall be paid to:

                  First Industrial L.P.
                  P. O. Box 905331
                  Charlotte, North Carolina  28290-5531

or if sent by Federal Express or overnight courier:

                  First Chicago National Processing Corp.
                  Suite 108, 806 Tyvola Road
                  Charlotte, North Carolina
                  Attn:  First Industrial L.P. Box 905331

Your local First Industrial property management office is located at the following address:

                  First Industrial, L.P.
                  6302 Benjamin Road, Suite 400
                  Tampa, Florida  33634

Your local asset manager is Ross Kirk, who may be contacted at (813) 884-6161, ext. 10 or via facsimile at (813) 889-9469.

All formal written Notices delivered under your lease should, however, be directed to First Industrial at:

                        First Industrial, L.P.
                        311 South Wacker Drive, Suite 4000
                        Chicago, Illinois  60606
                        Attn: Vice President-Portfolio Management

w/copy to:              Barack Ferrazzano Kirschbaum Perlman & Nagelberg
                        333 West Wacker Drive
                        27th Floor
                        Chicago, Illinois  60606
                        Attn: Suzanne Bessette-Smith

Please do not hesitate to contact your local First Industrial property management office with any questions. The effective date of this Notice is the date of this letter.

CONSOLIDATED CAPITAL INSTITUTIONAL          FIRST INDUSTRIAL, L.P., a Delaware
PROPERTIES/3, a California limited              limited partnership
partnership,
                                            By: First Industrial Realty Trust,
                                                Inc.,
                                                its general partner

By: __________________________________
                                            By: ________________________________
Its: __________________________________
                                            Its:

                                    EXHIBIT F

                          FORM OF ESTOPPEL CERTIFICATE

To: FR Acquisitions, Inc., its successor and assigns; First Industrial Realty Trust, Inc.; First Industrial, L.P.; and Chicago Title Insurance Company

                             (Lease to be Attached)

                              ESTOPPEL CERTIFICATE

      The undersigned, ______________________________________ ("Tenant"), hereby certifies that:

1. Annexed hereto as Exhibit A is a true and correct copy of the lease ("Lease"), dated as of the ____________ day of ________________, 19___, by and
between the undersigned, as tenant ("Tenant"), and ________________________________________________ as landlord ("Landlord"), covering certain [insert type of property] space ("Premises") in the building located at _____________________ ("Building"). The net rentable square footage of the Premises is ________________________.

2. The Lease is valid and in full force and effect on the date hereof. The term of the Lease commenced on ____________, 19___, and the termination date of the present term of the Lease, excluding renewals, is __________________, 19___.

3. There are no other agreements between Landlord and Tenant with respect to the Premises.

4. There are no uncured defaults on the part of Tenant or on the part of Landlord under the Lease, and no event has occurred and no condition exists which, with the giving of Notice or the lapse of time, or both, will constitute a default under the Lease.

5. Fixed Rent payable by Tenant presently is $______________ per month and no such rent has been paid more than 30 days in advance of its due date. Tenant's security deposit is $_______________.

6. Additional Rent (including Tenant's share of tax increases and cost of living increases) payable by Tenant presently is $______________ per month and no such rent has been paid more than 30 days in advance of its due date.

7. Tenant claims no present charge, lien or claim of offset under the Lease or otherwise, against rents or other charges due or to become due thereunder.

8. Tenant has accepted possession of the Premises and any improvements required by the terms of the Lease to be made by the lessor thereunder have been completed to the satisfaction of Tenant.

9. The address for Notices to be sent to Tenant is as set forth in the Lease.

10. This Estoppel Certificate may be relied upon by any prospective purchaser of the Building or lender to a purchaser of the Building. If any prospective lender so requires, whether currently or at a future date, Tenant will execute and deliver, for the benefit of such lender, a subordination, nondisturbance and attornment agreement, in form and substance reasonably and mutually acceptable to Tenant and such lender.

11. Tenant has no right of first refusal, option or other right to purchase the Premises or the Building, nor does Tenant have any right to unilaterally cancel the Lease. Tenant has no renewal options or expansion options.

12. Rents payable pursuant to the Lease are not based upon the income or profits of Tenant.

13. There is not a material amount of personal property demised to the Tenant under or in connection with the Lease.

14. Except for those services required (under the express terms of the Lease) to be provided by Landlord to Tenant, the Landlord provides no other services to the Tenant in connection with its lease of the Premises.

15. The Lease was not entered into in connection with a sale/leaseback transaction.

16.   There are no subleases under or in connection with the Lease.


      IN WITNESS WHEREOF, the undersigned has executed and delivered this Estoppel Certificate on the ___________ day of ______________, 19____.

                                    -------------------------------
                                    (Tenant)

                                       By:

                                     Title:

                                    EXHIBIT G

                                8-K Requirements

For the period of time commencing on the Contract Date and continuing through the first anniversary of the Closing Date, Seller shall, from time to time, upon reasonable advance Notice from Purchaser, provide Purchaser and its representatives, agents and employees with access to all financial and other information pertaining to the period of Seller's ownership and operation of the Property, which information is relevant and reasonably necessary, in the opinion of First's outside, third party accountants (the "Accountants"), to enable First and its Accountants to prepare financial statements in compliance with any or all of (a) Rule 3-14 of Regulation S-X of the Securities and Exchange Commission (the "Commission"); (b) any other rule issued by the Commission and applicable to First; and (c) any registration statement, report or disclosure statement filed with the Commission by, or on behalf of, First; provided, however, that
(x) Seller shall not be required to deliver any documentation which it shall have previously delivered to Purchaser during the Feasibility Period pursuant to
Article 5 and Exhibit C of the Purchase and Sale Contract, and (y) Seller shall not be required or obligated to provide any information which it does not actually have in its possession or under its control, and (z) in any such event(s), Purchaser shall reimburse Seller for those third party, out-of-pocket costs and expenses that Seller incurs in order to comply with the foregoing requirement. Seller acknowledges and agrees that the following is a representative description of the information and documentation that First and the Accountants may require in order to comply with (a), (b) and (c) above. Seller shall provide such information, and documentation on a per-Building basis, if available.

1. Rent rolls for the calendar month in which the Closing occurs and the 11 calendar months immediately preceding the calendar month in which the Closing occurs; 2. Seller's written analysis of both (a) scheduled increases in base rent required under the Lease in effect on the Closing Date; and (b) rent concessions imposed those Leases, and the straight line effect of (a) and (b);
3. Seller's internally-prepared Operating Statements; 4. Access to Lease; 5. Most currently available real estate Tax Bills; 6. Access to Seller's cash receipt journal(s) and bank statements for the Property; 7. Seller's general ledger with respect to the Property; 8. Seller's schedule of expense reimbursements required under Leases in effect on the Closing Date; 9. Schedule (per Seller's general ledger) of those items of repairs and maintenance performed by, or at the direction of Seller, during Seller's final fiscal year in which Seller owns and operates the Property (the "Final Fiscal Year"); 10. Schedule (per Seller's general ledger) of those capital improvements and fixed asset additions made by, or at the direction of, Seller during the Final Fiscal Year; 11. Access to Seller's invoices with respect to expenditures made during the Final Fiscal Year; 12. Access (during normal and customary business hours) to responsible personnel to answer accounting questions; and 13. A representation letter in such form as is reasonably required by Purchaser, signed by the individual(s) responsible for Seller's financial reporting, as prescribed by generally accepted auditing standards promulgated by the Auditing Standards Division of the American Institute of Certified Public Accountants, which representation letter may be required to assist the Accountants in rendering an opinion on such financial statements.

                                    EXHIBIT H

                              Form of Audit Letter

                                     [Date]

Dear Sirs:

            We are writing at your request to confirm our understanding that your audit of the statement of operating income for the year ended _____________________, ______, was made for the purpose of expressing an opinion as to whether the statement of operating income presents fairly, in all material respects, the results of operations of the Tampa Corporate Center in conformity with generally accepted accounting principles. In connection with your audit we confirm, to the best of our knowledge and belief, the following representations made during your audit.

      1. All financial records, board minutes and data related to the property have been made available to you.

      2.    There have been no:

            a.    Irregularities   involving   any  member  of  management  or
employees who have significant roles in the system of internal accounting control structure.

            b. Irregularities involving other employees that could have a material effect on the financial statements.

            c. Communications from regulatory agencies concerning noncompliance with, or deficiencies in, financial reporting practices that could have a material effect on the financial statements.

            d. Violations or possible violations of laws or regulations, the effects of which should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.

      3.    There are no:

            a. Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with Statement of Financial Accounting Standards No. 5.

            b.    Material   liabilities   or  gain   or  loss   contingencies
(including oral and written guarantees) that are required to be accrued or disclosed by Statement of Financial Accounting Standards No. 5.

            c. Material transactions that have not been properly recorded in the accounting records underlying the financial statements.

            d. Events that have occurred subsequent to ___________________, ___________ in the financial statements that would require adjustment to or disclosure in the financial statements, except for the sale which you are aware of.

      4.    Appropriate adjustment, when material, has been made for:

            a.    Uncollectible amounts recorded under lease contracts.

            b.    Rental income received in advance.

            c.    Rent concessions, abatements, or rent holidays.

      5. The Company has complied with all aspects of contractual agreements that would have a material effect on the financial statements in the event of noncompliance.

      6. All significant related party transactions have been properly recorded or disclosed in the financial statements.

      7. In the opinion of the undersigned the ____________ and _____________ financial information provided to you contains all adjustments necessary for a fair presentation of operating income.

By:


[Seller/Seller's Property Manager]

                                    EXHIBIT I

                                EXCLUDED PERMITS

                                    EXHIBIT J

                                    EQUIPMENT

                                    EXHIBIT K

                           LEASING COMMISSIONS PAYABLE

                                                                   Exhibit 10.45

                           REINSTATEMENT OF AND FIRST

                   AMENDMENT TO PURCHASE AND SALE CONTRACT

      THIS REINSTATEMENT OF AND FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT (the "First Amendment") is entered into as of August 31, 1999, by and among FR Acquisitions, Inc., a Maryland corporation ("Purchaser"), and CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, a California limited partnership ("Seller").

                                    RECITALS:

      A. Purchaser and Seller entered into that certain Purchase and Sale Contract dated as of June 15, 1999 (the "Contract") concerning the purchase and sale of the Property (as defined in the Contract).

      B.    Purchaser has previously terminated the Contract.

      C. Purchaser and Seller desire to reinstate and amend the Contract in accordance with the terms and conditions set forth below.

                                    AGREEMENT

      NOW,  THEREFORE,  for good and  valuable  consideration,  the  receipt and sufficiency of which are hereby acknowledged, the parties agree that, notwithstanding anything to the contrary contained in the Contract, the Contract shall be amended as follows:

1.    Defined  Terms.  All  capitalized  terms used,  but not defined,  herein shall have the meanings ascribed to them in the Contract.

2.    Reinstatement.  The Contract is hereby  reinstated  as of the date first written above.

3.    Purchase  Price.  Seller and Purchaser  hereby agree the Purchase  Price shall be Four Million One Hundred Seventy-Five Thousand and 00/100 Dollars ($4,175,000.00).

4.    Full  Force and  Effect.  Except as  specifically  amended  hereby,  the
            Contract remains in full force and effect and is hereby ratified by the parties hereto. In the event that any of the terms or conditions of the Contract conflict with this First Amendment, the terms and conditions of this First Amendment shall control. Any references to the "Contract" made in any closing documents or instruments delivered at Closing shall be deemed to mean the Contract as amended hereby.

5. Counterparts. This First Amendment may be executed in any number of identical counterparts, any or all of which may contain the signatures of less than all of the parties, and all of which shall be construed together as a single instrument. For purposes of this First Amendment, signatures by facsimile shall be binding to the same extent as original signatures.

      IN WITNESS WHEREOF, the parties have executed this First Amendment as of the date first set forth above.

                                   PURCHASER:

                                   FR ACQUISITIONS, INC., a Maryland
                                   corporation

                                       By:

                                       Name:
                                       Title:


                                    SELLER:

                                    CONSOLIDATED CAPITAL INSTITUTIONAL

                                    PROPERTIES/3, a California limited
                                    partnership

                                    By:  CONCAP EQUITIES, INC., A Delaware
                                         corporation as General partner

                                         By:
                                         Name:
                                         Title:

                                                                   Exhibit 10.46

                 SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT

      THIS SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT (the "Second Amendment") is entered into as of September ___, 1999, by and among FR Acquisitions, Inc., a Maryland corporation ("Purchaser"), and CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, a California limited partnership ("Seller").

                                    RECITALS:

      A. Purchaser and Seller entered into that certain Purchase and Sale Contract dated as of June 15, 1999, as amended by that certain Reinstatement of and First Amendment to Purchase and Sale Contract dated August 31, 1999 (the "Contract") concerning the purchase and sale of the Property (as defined in the Contract).

      B. Purchaser and Seller desire to amend the Contract in accordance with the terms and conditions set forth below.

                                    AGREEMENT

      NOW,  THEREFORE,  for good and  valuable  consideration,  the  receipt and sufficiency of which are hereby acknowledged, the parties agree that, notwithstanding anything to the contrary contained in the Contract, the Contract shall be amended as follows:

1.    Defined  Terms.  All  capitalized  terms  used,  but not  defined,  herein shall have the meanings ascribed to them in the Contract.

2.    Closing  Date.  Seller and  Purchaser  hereby  agree that the Closing Date shall be September 27, 1999.

3.    Full  Force  and  Effect.  Except  as  specifically  amended  hereby,  the
            Contract remains in full force and effect and is hereby ratified by the parties hereto. In the event that any of the terms or conditions of the Contract conflict with this Second Amendment, the terms and conditions of this Second Amendment shall control. Any references to the "Contract" made in any closing documents or instruments delivered at Closing shall be deemed to mean the Contract as amended hereby.

4. Counterparts. This Second Amendment may be executed in any number of identical counterparts, any or all of which may contain the signatures of less than all of the parties, and all of which shall be construed together as a single instrument. For purposes of this Second Amendment, signatures by facsimile shall be binding to the same extent as original signatures.

      IN WITNESS WHEREOF, the parties have executed this Second Amendment as of the date first set forth above.

                                   PURCHASER:

                                   FR ACQUISITIONS, INC., a Maryland
                                   corporation

                                      By:

                                      Name:

                                      Title:

                                    SELLER:

                                    CONSOLIDATED CAPITAL INSTITUTIONAL

                                    PROPERTIES/3, a California limited
                                    partnership

                                    By:  CONCAP EQUITIES, INC., A Delaware
                                         corporation as General partner

                                         By:
                                         Name:
                                         Title:

                                                                   Exhibit 10.47

                 THIRD AMENDMENT TO PURCHASE AND SALE CONTRACT

      THIS THIRD AMENDMENT TO PURCHASE AND SALE CONTRACT (the "Third Amendment") is entered into as of September 27, 1999, by and among FR Acquisitions, Inc., a Maryland corporation ("Purchaser"), and CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, a California limited partnership ("Seller").

                                    RECITALS:

      A. Purchaser and Seller entered into that certain Purchase and Sale Contract dated as of June 15, 1999, as amended by that certain Reinstatement of and First Amendment to Purchase and Sale Contract dated August 31, 1999 and that certain Second Amendment to Purchase and Sale Contract dated September 16, 1999 (the "Contract") concerning the purchase and sale of the Property (as defined in the Contract).

      B. Purchaser and Seller desire to amend the Contract in accordance with the terms and conditions set forth below.

                                    AGREEMENT

      NOW,  THEREFORE,  for good and  valuable  consideration,  the  receipt and sufficiency of which are hereby acknowledged, the parties agree that, notwithstanding anything to the contrary contained in the Contract, the Contract shall be amended as follows:

1.    Defined  Terms.  All  capitalized  terms  used,  but not  defined,  herein shall have the meanings ascribed to them in the Contract.

2.    Closing  Date.  Seller and  Purchaser  hereby  agree that the Closing Date shall be October 4, 1999.

3.    Full  Force  and  Effect.  Except  as  specifically  amended  hereby,  the
            Contract remains in full force and effect and is hereby ratified by the parties hereto. In the event that any of the terms or conditions of the Contract conflict with this Third Amendment, the terms and conditions of this Third Amendment shall control. Any references to the "Contract" made in any closing documents or instruments delivered at Closing shall be deemed to mean the Contract as amended hereby.

4. Counterparts. This Third Amendment may be executed in any number of identical counterparts, any or all of which may contain the signatures of less than all of the parties, and all of which shall be construed together as a single instrument. For purposes of this Third Amendment, signatures by facsimile shall be binding to the same extent as original signatures.

      IN WITNESS WHEREOF, the parties have executed this Third Amendment as of the date first set forth above.

                                   PURCHASER:

                                   FR ACQUISITIONS, INC., a Maryland
                                   corporation

                                      By:

                                      Name:

                                      Title:

                                    SELLER:

                                    CONSOLIDATED CAPITAL INSTITUTIONAL

                                    PROPERTIES/3, a California limited
                                    partnership

                                    By:  CONCAP EQUITIES, INC., A Delaware
                                         corporation as General partner

                                         By:
                                         Name:
                                         Title: