Form 10QSB
period 2000-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2000-05-08
CIK 768890

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

                                 (864) 239-1000
                         (Registrant's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                              $ 5,195
   Receivables and deposits                                                   351
   Restricted escrows                                                         625
   Other assets                                                               627
   Investment properties:
      Land                                               $  8,641
      Buildings and related personal property              45,037
                                                           53,678

      Less accumulated depreciation                       (17,925)         35,753

                                                                         $ 42,551

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                        $  223
   Due to general partner                                                     125
   Tenant security deposit liabilities                                        293
   Accrued property taxes                                                     256
   Other liabilities                                                          410
   Mortgage notes payable                                                  27,925

Partners' (Deficit) Capital
   General partner                                        $  (707)
   Limited partners (383,033 units outstanding)            14,026          13,319
                                                                         $ 42,551

                   See Accompanying Notes to Financial Statements

b)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                          Three Months Ended
                                                              March 31,
                                                         2000            1999
Revenues:                                                             (restated)
   Rental income                                        $ 3,141        $ 2,965
   Other income                                             209            242
      Total revenues                                      3,350          3,207

Expenses:
   Operating                                              1,214          1,244
   General and administrative                               153            145
   Depreciation                                             716            626
   Interest                                                 523            524
   Property taxes                                           179            157
      Total expenses                                      2,785          2,696

Income from continuing operations                           565            511

(Loss) income from discontinued operations                  (11)           117

Net income                                               $  554          $ 628

Net income allocated to general partner (1%)                  6              6
Net income allocated to limited partners (99%)              548            622
                                                         $  554          $ 628
Per limited partnership unit:
   Income from continuing operations                     $ 1.46          $ 1.32
   (Loss) income from discontinued operations             (0.03)           0.30

   Net income                                            $ 1.43          $ 1.62

Distributions per limited partnership unit               $ 3.87          $25.59

                   See Accompanying Notes to Financial Statements

c)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033        $    1      $95,758      $95,759

Partners' (deficit) capital
   at December 31, 1999               383,033        $ (698)     $14,960      $14,262

Distribution to partners                   --           (15)     (1,482)      (1,497)

Net income for the three months
   ended March 31, 2000                    --             6         548          554

Partners' (deficit) capital at
   March 31, 2000                     383,033        $ (707)    $14,026      $13,319


                   See Accompanying Notes to Financial Statements

d)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  554        $ 628
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  716          702
      Amortization of lease commissions and loan costs               22           32
      Loss on disposal of property                                   --           40
      Change in accounts:
        Receivables and deposits                                    202           95
        Other assets                                                (62)         (67)
        Accounts payable                                            (90)          39
        Due to affiliate                                             --         (465)
        Tenant security deposit liabilities                          12          (14)
        Accrued property taxes                                       69           (6)
        Other liabilities                                           (40)          46

           Net cash provided by operating activities              1,383        1,030

Cash flows from investing activities:
  Property improvements and replacements                           (385)        (443)
  Net receipts from restricted escrows                              243           85

           Net cash used in investing activities                   (142)        (358)

Cash flows used in financing activities:
  Distributions to partners                                      (1,497)      (9,900)

Net decrease in cash and cash equivalents                          (256)      (9,228)

Cash and cash equivalents at beginning of period                  5,451       14,189

Cash and cash equivalents at end of period                      $ 5,195      $ 4,961

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   501      $   501

At December 31, 1999 and March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $91,000.

                   See Accompanying Notes to Financial Statements

e)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment and Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the three month periods ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $166      $156

 Reimbursements for services of affiliates (included in
  investment properties, general and administrative
  expenses, and operating expenses)                                 81        93

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $166,000 and $156,000 for management fees for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $81,000 and $93,000 for the three month periods ended March 31, 2000 and 1999, respectively.

For acting as real estate broker in connection with the sale of Corporate Center in October 1999, the General Partner earned a real estate commission of approximately $125,000. This amount is included in "Due to General Partner" on the accompanying balance sheet. For acting as real estate broker in connection with the sale of City Heights in November 1998, the General Partner earned a real estate commission of approximately $465,000. The commission was accrued at December 31, 1998, and was paid during the first quarter of 1999.

AIMCO and its affiliates currently own 177,904.5 limited partnership units in the Partnership representing 46.446% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 46.446% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $5.2 million were greater than the reserve requirement of approximately $2.6 million at March 31, 2000.

Note E - Distributions

The Partnership paid distributions of cash generated from operations of approximately $1,497,000 (approximately $1,482,000 to the limited partners or $3.87 per limited partnership unit) for the three months ended March 31, 2000. The Partnership distributed cash generated from operations of approximately $4,113,000 (approximately $4,072,000 to the limited partners or $10.63 per limited partnership unit) and approximately $5,787,000 (approximately $5,729,000 to the limited partners or $14.96 per limited partnership unit) of sales proceeds from City Heights for the three months ended March 31, 1999.

Note F - Discontinued Operations

South City Business Center and Corporate Center were the last commercial properties in the commercial segment of the Partnership. Due to the sale of the properties in June 1999 and October 1999, respectively, the income of both of the properties has been classified as "Income from discontinued operations" for the three months ended March 31, 2000 and 1999. Revenues of these properties were approximately $441,000 for the three months ended March 31, 1999. There was a loss from discontinued operations of approximately $11,000 for the three months ended March 31, 2000 and income from discontinued operations of approximately $117,000 for the three months ended March 31, 1999, respectively.

Note G - Segment Reporting

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of seven apartment complexes one in each of Colorado, Florida, Michigan, North Carolina, and Utah and two in Washington. The Partnership rents apartment units to tenants or terms that are typically twelve months or less. The commercial property segment consisted of two business parks, one located in Florida and one in California. These properties leased space to a variety of businesses at terms ranging from month to month to ten years. On October 4, 1999, the final commercial property held by the Partnership was sold to an unrelated party. Therefore, the commerical segment is reflected as discontinued operations.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

2000                             Residential     Commercial       Other      Totals
                                               (discontinued)
Rental income                      $ 3,141          $   --         $  --     $ 3,141
Other income                           191              --            18         209
Interest expense                       523              --            --         523
Depreciation                           716              --            --         716
General and administrative
  expenses                              --              --           153         153
Loss from discontinued
  operations                            --             (11)           --         (11)
Segment profit (loss)                  700             (11)         (135)        554
Total assets                        28,330              --        14,221      42,551
Capital expenditures for
  investment properties                294              --            --         294


1999                              Residential    Commercial       Other      Totals
                                               (discontinued)
Rental income                       $ 2,965         $   --        $   --    $ 2,965
Other income                            158             --            84        242
Interest expense                        524             --            --        524
Depreciation                            626             --            --        626
General and administrative
  expenses                               --             --           145        145
Income from discontinued
  operations                             --            117            --        117
Segment profit (loss)                   572            117           (61)       628
Total assets                         27,354          6,837        16,916     51,107
Capital expenditures for
  investment properties                 412             31            --        443

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties at March 31, 2000 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Cedar Rim                                     93%        91%
        New Castle, Washington
      Hidden Cove by the Lake                       95%        88%
        Belleville, Michigan
      Lamplighter Park                              97%        95%
        Bellevue, Washington
      Park Capital                                  94%        97%
        Salt Lake City, Utah
      Sandpiper I and II                            98%        94%
        St. Petersburg, Florida
      Tamarac Village I, II, III, IV                97%        97%
        Denver, Colorado
      Williamsburg Manor                            96%        97%
        Cary, North Carolina

The General Partner attributes the occupancy increase at Hidden Cove by the Lake to the rental of the damaged units from the ice storm in 1999 that are now repaired. The decrease in occupancy at Park Capital is due to several rental rate increases and increased competition in the area. The increase in occupancy at Sandpiper I and II is due to increased marketing and advertising and increased traffic in the area of the property.

Results of Operations

The Partnership had net income of approximately $554,000 for the three months ended March 31, 2000, compared to approximately $628,000 for the three months ended March 31, 1999. Net income decreased due to the sale of South City Business Center and Corporate Center during the second and fourth quarters of 1999, respectively. As the result of the sale of South City Business Center and Corporate Center in 1999, as discussed below, the results of operations of these two commercial properties were classified as "Income (loss) from discontinued operations" on the statements of operations.

Excluding the results of the discontinued operations discussed above, the Partnership had income from continuing operations of approximately $565,000 for the three months ended March 31, 2000, compared to approximately $511,000 for the year ended March 31, 1999. The increase in income from continuing operations is due to increased total revenues which was offset by increased total expenses. Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. Rental income increased due to increased average rental rates at all of the Partnership's properties and decreased concession costs at Sandpiper I and II and Hidden Cove by the Lake. Decreased occupancy at Park Capital and Williamsburg Manor was offset by increased occupancy at Cedar Rim, Hidden Cove by the Lake, Lamplighter Park, and Sandpiper I and II. Other income decreased due to decreased interest income due to decreased cash balances in interest bearing accounts.

Total expenses increased due primarily to increased depreciation and property tax expenses which were partially offset by decreased operating expenses. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. Property tax expense increased primarily due to an increase in assessed value at Cedar Rim and a refund received during 1999 at City Heights, which was sold in November 1998, of taxes paid in prior years. Operating expenses decreased primarily due to the decrease in the write-off of fixed assets due to an ice storm at Hidden Cove by the Lake during 1999 and decreased maintenance expenses at Tamarac Village during 2000. These decreases were partially offset by increased sewer charges and manager salaries primarily at Tamarac Village.

General and administrative  expenses remained relatively  constant.  Included in general and administrative expenses at March 31, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

South City Business Center and Corporate Center were the last commercial properties in the commercial segment of the Partnership. Due to the sale of the properties in June 1999 and October 1999, respectively, the income of both of the properties has been classified as "Income (loss) from discontinued
operations" for the three months ended March 31, 2000 and 1999. Revenues of these properties were approximately $441,000 for the three months ended March 31, 1999. There was a loss from discontinued operations of approximately $11,000 for the three months ended March 31, 2000 and income from discontinued operations of approximately $117,000 for the three months ended March 31, 1999, respectively.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership held cash and cash equivalents of approximately $5,195,000 compared to approximately $4,961,000 at March 31, 1999. The decrease in cash and cash equivalents for the three months ended March 31, 2000, from the Partnership's year ended December 31, 1999, was approximately $256,000. This decrease is due to approximately $1,497,000 of cash used in financing activities and approximately $142,000 of cash used in investing activities which was partially offset by approximately $1,383,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net receipts from restricted escrows. The Partnership invests its working capital reserves in money market accounts.

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

Cedar Rim

During the three months ended March 31, 2000, the Partnership completed approximately $18,000 on capital improvements at the property, consisting primarily of sewer replacement, carpet replacement, interior decorating, building structural improvements, and appliances. These improvements were funded primarily from the property's operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $56,000, consisting primarily of appliances, carpet and vinyl replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the three months ended March 31, 2000, the Partnership completed approximately $26,000 on capital improvements, consisting primarily of building structural improvements, plumbing fixtures, carpet replacement, heating upgrades, and appliances. These improvements were funded from the property's replacement reserves and operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $47,000, consisting primarily of swimming pool upgrades, air conditioning unit replacement, appliances, carpet replacement, and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lamplighter Park

During the three months ended March 31, 2000, the Partnership completed approximately $20,000 on capital improvements, consisting primarily of carpet and vinyl replacement, maintenance equipment, appliances, plumbing upgrades, and other building improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $82,000, consisting primarily of plumbing upgrades, carpet and vinyl replacement, and heating improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Park Capital

During the three months ended March 31, 2000, the Partnership completed approximately $33,000 on capital improvements, consisting primarily of carpet and vinyl replacement, parking lot enhancements, and appliances. These improvements were funded from replacement reserves and operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $56,000, consisting primarily of appliances, carpet and vinyl replacement, and parking lot enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarac Village

During the three months ended March 31, 2000, the Partnership completed approximately $37,000 on capital improvements, consisting primarily of carpet and vinyl replacement, golf carts, electrical upgrades, exterior painting, and recreational facilities. These improvements were funded from replacement reserves. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $952,000, consisting primarily of carpet and vinyl replacement, structural improvements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Williamsburg Manor

During the three months ended March 31, 2000, the Partnership completed approximately $26,000 on capital improvements, consisting primarily of cabinet replacements, carpet and vinyl replacement, major landscaping, and appliances. These expenditures were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $55,000, consisting primarily of appliances, air conditioning unit replacement, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the three months ended March 31, 2000, the Partnership completed approximately $134,000 on capital improvements consisting primarily of carpet and vinyl replacement, plumbing upgrades, structural improvements, roof replacement, and cabinet replacement. These improvements were funded from replacement reserves. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $204,000, consisting primarily of air conditioning unit replacement, cabinet replacement, carpet and vinyl replacement, and pluming upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available form operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined by the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $5.2 million were greater than the reserve requirement of approximately $2.6 million.

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

During the three months ended March 31, 2000 the Partnership declared and paid distributions in the amount of approximately $1,497,000 (approximately $1,482,000 to the limited partners or $3.87 per limited partnership unit) from operations. During the three months ended March 31, 1999, the Partnership made a distribution in the amount of approximately $4,113,000 (approximately $4,072,000 to the limited partners or $10.63 per limited partnership unit) from operations and approximately $5,787,000 (approximately $5,729,000 to the limited partners or $14.96 per limited partnership unit) of sales proceeds from City Heights. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed during the first quarter of 2000:

                  None.

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