Form 10QSB
period 2000-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2000-08-02
CIK 768890

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

                    For the quarterly period ended June 30, 2000


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

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                              $ 3,696
   Receivables and deposits                                                   905
   Restricted escrows                                                         641
   Other assets                                                               571
   Investment properties:
      Land                                               $  8,641
      Buildings and related personal property              45,369
                                                           54,010

      Less accumulated depreciation                       (18,648)         35,362
                                                                         $ 41,175

Liabilities and Partners' (Deficit) Capital

Liabilities

   Accounts payable                                                        $  215
   Due to general partner                                                     125
   Tenant security deposit liabilities                                        315
   Accrued property taxes                                                     283
   Other liabilities                                                          422
   Mortgage notes payable                                                  27,925

Partners' (Deficit) Capital

   General partner                                        $  (721)
   Limited partners (383,033 units outstanding)            12,611          11,890
                                                                         $ 41,175

                   See Accompanying Notes to Financial Statements

b)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                           For the Three Months      For the Six Months
                                              Ended June 30,           Ended June 30,
                                            2000         1999         2000        1999
Revenues:                                             (Restated)               (Restated)
  Rental income                           $ 3,174      $ 2,981      $ 6,315      $ 5,946
  Other income                                340          212          549          454
      Total revenues                        3,514        3,193        6,864        6,400

Expenses:
  Operating                                 1,019        1,085        2,244        2,329
  General and administrative                  166          178          319          323
  Depreciation                                723          650        1,439        1,276
  Interest                                    524          524        1,047        1,048
  Property taxes                              186          179          365          336
      Total expenses                        2,618        2,616        5,414        5,312

Income from continuing operations             896          577        1,450        1,088

Income from discontinued operations            --           48           --          165
Gain on sale of discontinued
  operations                                   --        2,300           --        2,300

Net income                                 $  896      $ 2,925      $ 1,450      $ 3,553

Net income allocated to general
  partner (1%)                             $    9      $    29      $    15      $    36
Net income allocated to limited
  partners (99%)                              887        2,896        1,435        3,517

                                           $ 896       $ 2,925      $ 1,450      $ 3,553
Per limited partnership unit:

  Income from continuing operations        $ 2.27       $ 1.49       $ 3.73      $  2.81
  Income from discontinued operations        0.05         0.13         0.02         0.43
  Gain on sale of discontinued
   operations                                  --         5.94           --         5.94

Net income                                 $ 2.32       $ 7.56       $ 3.75      $  9.18

Distributions per limited
  partnership unit                         $ 6.01        $  --       $ 9.88      $ 25.59


                   See Accompanying Notes to Financial Statements

c)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033       $    1      $95,758      $95,759

Partners' (deficit) capital
   at December 31, 1999               383,033       $ (698)     $14,960      $14,262

Distributions to partners                  --          (38)      (3,784)      (3,822)

Net income for the six months
   ended June 30, 2000                     --           15        1,435        1,450

Partners' (deficit) capital at
   June 30, 2000                      383,033       $ (721)     $12,611      $11,890

                   See Accompanying Notes to Financial Statements

d)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                   Six Months Ended
                                                                        June 30,
                                                                   2000        1999
Cash flows from operating activities:
  Net income                                                      $ 1,450     $ 3,553
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  1,439       1,429
      Amortization of lease commissions and loan costs                 44          68
      Gain on sale of investment property                              --      (2,300)
      Change in accounts:
        Receivables and deposits                                     (352)        129
        Other assets                                                  (28)         15
        Accounts payable                                              (98)         95
        Due to affiliate                                               --        (256)
        Tenant security deposit liabilities                            34        (109)
        Accrued property taxes                                         96          33
        Other liabilities                                             (28)         27

         Net cash provided by operating activities                  2,557       2,684

Cash flows from investing activities:

  Property improvements and replacements                             (717)       (902)
  Net receipts from restricted escrows                                227          38
  Proceeds from sale of investment property                            --       6,573

         Net cash (used in) provided by investing activities         (490)      5,709

Cash flows used in financing activities:

  Distributions to partners                                        (3,822)     (9,900)

Net decrease in cash and cash equivalents                          (1,755)     (1,507)

Cash and cash equivalents at beginning of period                    5,451      14,189

Cash and cash equivalents at end of period                        $ 3,696     $12,682

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,003     $ 1,003


At December 31, 1999 and June 30, 2000, accounts payable and property improvements and replacements were adjusted by approximately $91,000.

                   See Accompanying Notes to Financial Statements

e)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the six month periods ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $335      $315
 Reimbursements for services of affiliates (included in
   investment properties, general and administrative
   expenses, and operating expenses)                               171       166
 Real estate brokerage commissions (included in gain on
   sale of investment property)                                     --       209

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $335,000 and $315,000 for management fees for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $171,000 and $166,000 for the six month periods ended June 30, 2000 and 1999, respectively.

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

AIMCO and its affiliates currently own 178,282.4 limited partnership units in the Partnership representing 46.55% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $106.00. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 46.55% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $4.2 million, were greater than the reserve requirement of approximately $2.6 million at June 30, 2000.

Note E - Distributions

The Partnership paid distributions of cash generated from operations of approximately $3,822,000 (approximately $3,784,000 to the limited partners or $9.88 per limited partnership unit) for the six months ended June 30, 2000. The Partnership distributed cash generated from operations of approximately
$4,113,000 (approximately $4,072,000 to the limited partners or $10.63 per limited partnership unit) and approximately $5,787,000 (approximately $5,729,000 to the limited partners or $14.96 per limited partnership unit) of sales proceeds from City Heights for the six months ended June 30, 1999.

Note F - Discontinued Operations

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,573,000. For financial statement purposes, the sale resulted in a gain of approximately $2,300,000.

South City Business Center and Corporate Center which was sold in October 1999 to an unaffiliated third party were the last commercial properties in the commercial segment of the Partnership. Due to the sale of the properties in June 1999 and October 1999, respectively, the income of both of the properties has been classified as "Income from discontinued operations" for the three and six month periods ended June 30, 1999. Revenues of these properties were approximately $785,000 for the six months ended June 30, 1999 and approximately $344,000 for the three months ended June 30, 1999. Income from operations of these properties was approximately $165,000 for the six months ended June 30, 1999 and approximately $48,000 for the three months ended June 30, 1999, respectively.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of seven apartment complexes one each in Colorado, Florida, Michigan, North Carolina, and Utah and two in Washington. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of two business parks, one located in Florida and one in California. These properties leased space to a variety of businesses at terms ranging from month to month to ten years. On October 4, 1999, the final commercial property held by the Partnership was sold to an unrelated party. Therefore, the commerical segment is reflected as discontinued operations.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

        Six months ended
         June 30, 2000           Residential      Other       Totals

Rental income                      $ 6,315        $   --     $ 6,315
Other income                           510            39         549
Interest expense                     1,047            --       1,047
Depreciation                         1,439            --       1,439
General and administrative
  expenses                              --           319         319
Segment profit (loss)                1,730          (280)      1,450
Total assets                        25,198        15,977      41,175
Capital expenditures for
  investment properties                626            --         626


       Three months ended
         June 30, 2000           Residential      Other       Totals

Rental income                      $ 3,174        $   --      $ 3,174
Other income                           319            21         340
Interest expense                       524            --         524
Depreciation                           723            --         723
General and administrative
  expenses                              --           166         166
Segment profit (loss)                1,041          (145)        896


        Six months ended
         June 30, 1999            Residential    Commercial        Other      Totals
                                               (discontinued)
Rental income                       $ 5,946         $   --          $ --    $ 5,946
Other income                            331             --           123        454
Interest expense                      1,048             --            --      1,048
Depreciation                          1,276             --            --      1,276
General and administrative
  expenses                               --             --           323        323
Gain on sale of discontinued
  operations                             --          2,300            --      2,300
Income from discontinued
  operations                             --            165            --        165
Segment profit (loss)                 1,288          2,465          (200)     3,553
Total assets                         27,952          2,442        23,828     54,222
Capital expenditures for
  investment properties                 826             76            --        902


       Three months ended
         June 30, 1999            Residential    Commercial        Other      Totals
                                               (discontinued)
Rental income                       $ 2,981         $   --          $ --    $ 2,981
Other income                            173             --            39        212
Interest expense                        524             --            --        524
Depreciation                            650             --            --        650
General and administrative
  expenses                               --             --           178        178
Gain on sale of discontinued
  operations                             --          2,300            --      2,300
Income from discontinued
  operations                             --             48            --         48
Segment profit (loss)                   716          2,348          (139)     2,925

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties at June 30, 2000 consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Cedar Rim                                     94%        92%
        New Castle, Washington
      Hidden Cove by the Lake                       94%        87%
        Belleville, Michigan
      Lamplighter Park                              97%        95%
        Bellevue, Washington
      Park Capital                                  95%        97%
        Salt Lake City, Utah
      Sandpiper I and II                            97%        94%
        St. Petersburg, Florida
      Tamarac Village I, II, III, IV                97%        97%
        Denver, Colorado
      Williamsburg Manor                            96%        97%
        Cary, North Carolina

The General Partner attributes the occupancy increase at Hidden Cove by the Lake to the rental of the damaged units from the ice storm in January 1999 that are now repaired as well as increased marketing and advertising. The increase in occupancy at Sandpiper I and II is due to increased marketing and advertising and increased traffic in the area of the property.

Results of Operations

The Partnership had net income of approximately $1,450,000 for the six months ended June 30, 2000 compared to approximately $3,553,000 for the six months ended June 30, 1999. The Partnership had net income of approximately $896,000 for the three months ended June 30, 2000 compared to approximately $2,925,000 for the three months ended June 30, 1999. Net income decreased for the three and six month periods ended June 30, 2000 due to the gain on sale recognized from the sale of South City Business Center as well as a reduction in income from the property as well as Corporate Center which was sold during the fourth quarter of 1999. As the result of the sale of South City Business Center and Corporate Center in 1999, as discussed below, the results of operations of these two commercial properties were classified as "Income from discontinued operations" on the statements of operations.

Excluding the results of the discontinued operations discussed above, the Partnership had income from continuing operations of approximately $1,450,000 for the six months ended June 30, 2000 compared to approximately $1,088,000 for the six months ended June 30, 1999. Excluding the results of the discontinued operations, the Partnership had income from continuing operations of approximately $896,000 for the three months ended June 30, 2000 compared to approximately $577,000 for the three months ended June 30, 1999. The increase in income from continuing operations for the three and six month periods ended June 30, 2000 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the comparable periods due to increases in both rental and other income. Rental income increased due to increased average rental rates at all of the Partnership's properties and decreased concession costs at Hidden Cove by the Lake and Sandpiper I and II. Decreased occupancy at Park Capital and Williamsburg Manor was offset by increased occupancy at Cedar Rim, Hidden Cove by the Lake, Lamplighter Park, and Sandpiper I and II. Other income increased due to increased utility income at Tamarac Village and increased interest income.

Total expenses increased for the three and six month periods ended June 30, 2000 due primarily to increased depreciation and property tax expenses which were partially offset by decreased operating expenses. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. Property tax expense increased primarily due to an increase in assessed value at Cedar Rim and a refund received during 1999 at City Heights, which was sold in November 1998, of taxes paid in prior years. Operating expenses decreased primarily due to the decreased maintenance expenses at all the Partnership's properties during 2000. These decreases were partially offset by increased utility charges and manager salaries primarily at Tamarac Village.

General and administrative expenses remained relatively constant. Included in general and administrative expenses at June 30, 2000 and 1999 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,573,000. For financial statement purposes, the sale resulted in a gain of approximately $2,300,000.

South City Business Center and Corporate Center which was sold in October 1999 to an unaffiliated third party were the last commercial properties in the commercial segment of the Partnership. Due to the sale of the properties in June 1999 and October 1999, respectively, the income of both of the properties has been classified as "Income from discontinued operations" for the three and six month periods ended June 30, 1999. Revenues of these properties were approximately $785,000 for the six months ended June 30, 1999 and approximately $344,000 for the three months ended June 30, 1999. Income from operations of these properties was approximately $165,000 for the six months ended June 30, 1999 and approximately $48,000 for the three months ended June 30, 1999, respectively.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership held cash and cash equivalents of approximately $3,696,000 compared to approximately $12,682,000 at June 30, 1999. The decrease in cash and cash equivalents for the six months ended June 30, 2000, from the Partnership's year ended December 31, 1999 was approximately $1,755,000. This decrease is due to approximately $3,822,000 of cash used in financing activities and approximately $490,000 of cash used in investing activities which was partially offset by approximately $2,557,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net receipts from restricted escrows. The Partnership invests its working capital reserves in money market accounts.

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

Cedar Rim

During the six months ended June 30, 2000, the Partnership completed approximately $31,000 of capital improvements at the property, consisting primarily of sewer replacement, carpet replacement, interior decorating, building structural improvements, and appliances. These improvements were funded primarily from the property's operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $56,000, consisting primarily of appliances, carpet and vinyl replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hidden Cove by the Lake

During  the  six  months  ended  June  30,  2000,  the   Partnership   completed
approximately $65,000 of budgeted and non-budgeted capital improvements, consisting primarily of building structural improvements, air conditioning unit replacement, landscaping, carpet replacement, heating upgrades, and appliances. These improvements were funded from the property's replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $47,000, consisting primarily of swimming pool upgrades, air conditioning unit replacement, appliances, carpet replacement, and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lamplighter Park

During the six months ended June 30, 2000, the Partnership completed approximately $48,000 of capital improvements, consisting primarily of carpet and vinyl replacement, appliances, plumbing upgrades, and other building improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $82,000, consisting primarily of plumbing upgrades, carpet and vinyl replacement, and heating improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Park Capital

During the six months ended June 30, 2000, the Partnership completed approximately $63,000 of capital improvements, consisting primarily of carpet and vinyl replacement, parking lot enhancements, and appliances. These improvements were funded from replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $89,000, consisting primarily of appliances, carpet and vinyl replacement, and parking lot enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarac Village

During the six months ended June 30, 2000, the Partnership completed approximately $196,000 of capital improvements, consisting primarily of carpet and vinyl replacement, appliances, electrical upgrades, exterior painting, and plumbing upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $952,000, consisting primarily of carpet and vinyl replacement, structural improvements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Williamsburg Manor

During the six months ended June 30, 2000, the Partnership completed approximately $51,000 of capital improvements, consisting primarily of air conditioning unit replacement, cabinet replacements, carpet and vinyl replacement, landscaping, and appliances. These expenditures were funded from replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $60,000, consisting primarily of appliances, air conditioning unit replacement, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the six months ended June 30, 2000, the Partnership completed approximately $172,000 of capital improvements consisting primarily of sewer replacement, carpet and vinyl replacement, plumbing upgrades, structural improvements, roof replacement, and cabinet replacement. These improvements were funded from replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $204,000, consisting primarily of air conditioning unit replacement, cabinet replacement, carpet and vinyl replacement, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available form operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

The Partnership is required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined by the Partnership Agreement. In the event expenditures are made from this reserve, operating revenue shall be allocated to such reserve to the extent necessary to maintain the foregoing level. At June 30, 2000, reserves, including cash and securities available for sale, totaling approximately $4.2 million were greater than the reserve requirement of approximately $2.6 million.

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

During the six months ended June 30, 2000, the Partnership declared and paid distributions in the amount of approximately $3,822,000 (approximately $3,784,000 to the limited partners or $9.88 per limited partnership unit) from operations. During the six months ended June 30, 1999, the Partnership made a distribution in the amount of approximately $4,113,000 (approximately $4,072,000 to the limited partners or $10.63 per limited partnership unit) from operations and approximately $5,787,000 (approximately $5,729,000 to the limited partners or $14.96 per limited partnership unit) of sales proceeds from City Heights. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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