Form 10QSB
period 2000-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2000-10-30
CIK 768890

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

                 For the quarterly period ended September 30, 2000


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

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000


Assets
   Cash and cash equivalents                                            $ 4,165
   Receivables and deposits                                               1,102
   Restricted escrows                                                       298
   Other assets                                                             565
   Investment properties:
      Land                                               $  8,641
      Buildings and related personal property              45,923
                                                           54,564
      Less accumulated depreciation                       (19,363)       35,201
                                                                       $ 41,331
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                       $ 134
   Tenant security deposit liabilities                                      325
   Accrued property taxes                                                   443
   Other liabilities                                                        406
   Mortgage notes payable                                                27,925

Partners' (Deficit) Capital
   General partner                                        $  (720)
   Limited partners (383,033 units outstanding)            12,818        12,098
                                                                       $ 41,331

                   See Accompanying Notes to Financial Statements

b)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                           For the Three Months      For the Nine Months
                                           Ended September 30,       Ended September 30,
                                            2000         1999         2000        1999
Revenues:
  Rental income                           $ 3,221      $ 3,041      $ 9,536      $ 8,987
  Other income                                343          285          892          739
      Total revenues                        3,564        3,326       10,428        9,726

Expenses:
  Operating                                 1,133        1,138        3,377        3,467
  General and administrative                  238          154          557          477
  Depreciation                                715          715        2,154        1,991
  Interest                                    533          523        1,580        1,571
  Property taxes                              201          162          566          498
      Total expenses                        2,820        2,692        8,234        8,004

Income from continuing operations             744          634        2,194        1,722
Income from discontinued operations            --           11           --          176
Gain on sale of discontinued
  operations                                   --            2           --        2,302

Net income                                 $  744        $ 647      $ 2,194      $ 4,200

Net income allocated to general
  partner (1%)                              $   7          $ 6         $ 22         $ 42
Net income allocated to limited
  partners (99%)                              737          641        2,172        4,158

                                           $  744        $ 647      $ 2,194      $ 4,200
Per limited partnership unit:
  Income from continuing operations        $ 1.92       $ 1.64       $ 5.67      $  4.45
  Income from discontinued operations          --         0.03           --         0.46
  Gain on sale of discontinued
   operations                                  --           --           --         5.95

Net income                                 $ 1.92       $ 1.67       $ 5.67      $ 10.86

Distributions per limited
  partnership unit                         $ 1.38      $ 21.76      $ 11.26      $ 47.35

                   See Accompanying Notes to Financial Statements

c)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $  1      $95,758      $95,759

Partners' (deficit) capital
   at December 31, 1999               383,033       $ (698)     $14,960      $14,262

Distributions to partners                  --          (44)      (4,314)      (4,358)

Net income for the nine months
   ended September 30, 2000                --            22       2,172        2,194

Partners' (deficit) capital at
   September 30, 2000                 383,033       $ (720)     $12,818      $12,098


                   See Accompanying Notes to Financial Statements

d)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                    2000        1999
Cash flows from operating activities:
  Net income                                                      $ 2,194     $ 4,200
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  2,154       1,991
      Amortization of lease commissions and loan costs                 76          67
      Gain on sale of investment property                              --      (2,302)
      Loss on disposal of property                                     --          97
      Change in accounts:
        Receivables and deposits                                     (549)         64
        Other assets                                                  (54)        121
        Accounts payable                                             (179)        334
        Due to affiliate                                             (125)       (465)
        Tenant security deposit liabilities                            44         (14)
        Accrued property taxes                                        256         105
        Other liabilities                                             (44)         27

         Net cash provided by operating activities                  3,773       4,225

Cash flows from investing activities:
  Property improvements and replacements                           (1,271)     (1,360)
  Net receipts from restricted escrows                                570         103
  Proceeds from sale of investment property                            --       6,575

         Net cash (used in) provided by investing activities         (701)      5,318

Cash flows used in financing activities:
  Distributions to partners                                        (4,358)    (11,419)

Net decrease in cash and cash equivalents                          (1,286)     (1,876)

Cash and cash equivalents at beginning of period                    5,451      13,993

Cash and cash equivalents at end of period                        $ 4,165    $ 12,117

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,504     $ 1,504

Supplemental disclosure of non-cash financing activity:
  Distribution payable                                            $    --     $ 6,900

At December 31, 1999 and September 30, 2000, accounts payable and property improvements and replacements were adjusted by approximately $91,000.

                   See Accompanying Notes to Financial Statements

e)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the nine month periods ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $511      $479
 Reimbursements for services of affiliates (included in
   investment properties, general and administrative
   expenses, and operating expenses)                               368       257
 Real estate brokerage commissions (included in gain on
   sale of discontinued operations)                                 --       334

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $511,000 and $479,000 for management fees for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $368,000 and $257,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

For acting as real estate broker in connection with the sale of South City Business Center, the General Partner was paid a real estate commission of approximately $209,000 during the nine months ended September 30, 1999. For acting as real estate broker in connection with the sale of Corporate Center in October 1999, the General Partner earned a real estate commission of approximately $125,000. The commission was accrued at December 31, 1999 and paid during 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 190,114.8 limited partnership units in the Partnership representing 49.63% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.63% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenue were to be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $4,200,000, were greater than the reserve requirement of approximately $2,600,000 at September 30, 2000. During the third quarter, the Partnership solicited the vote of the Limited Partners to approve an amendment to the Partnership Agreement. The effect of the amendment was to change such provision to require the Partnership to maintain reasonable reserves for normal working capital and contingencies in an amount determined from time to time by the General Partner in its sole discretion. The Solicitation Statement was mailed to Limited Partners on September 16, 2000. Upon the expiration of the solicitation period (close of business on October 16, 2000), the requisite number of positive votes were received to effect this amendment.

Note E - Distributions

The Partnership paid distributions of cash generated from operations of approximately $4,358,000 (approximately $4,314,000 to the limited partners or $11.26 per limited partnership unit) for the nine months ended September 30, 2000. Subsequent to September 30, 2000, the General Partner declared a distribution from operations of approximately $3,638,000 (approximately $3,602,000 to the limited partners or $9.40 per limited partnership unit). The Partnership distributed cash generated from operations of approximately
$5,632,000 (approximately $5,576,000 to the limited partners or $14.56 per limited partnership unit) and approximately $5,787,000 (approximately $5,729,000 to the limited partners or $14.96 per limited partnership unit) of sales proceeds from City Heights for the nine months ended September 30, 1999. Subsequent to September 30, 1999, the General Partner paid a distribution from operations of approximately $326,000 (approximately $323,000 to the limited partners or $0.84 per limited partnership unit) and approximately $6,574,000 (approximately $6,508,000 to the limited partners or $16.99 per limited partnership unit) from the sale proceeds from South City Business Center, both of which were approved and accrued during the nine months ended September 30, 1999.

Note F - Discontinued Operations

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,575,000. For financial statement purposes, the sale resulted in a gain of approximately $2,302,000.

South City Business Center and Corporate Center which was sold in October 1999 to an unaffiliated third party were the last commercial properties in the commercial segment of the Partnership. Due to the sale of the properties in June 1999 and October 1999, respectively, the income of both of the properties has been classified as "Income from discontinued operations" for the three and nine month periods ended September 30, 1999. Revenues of these properties were approximately $907,000 for the nine months ended September 30, 1999 and approximately $122,000 for the three months ended September 30, 1999. Income from operations of these properties was approximately $176,000 for the nine months ended September 30, 1999 and approximately $11,000 for the three months ended September 30, 1999, respectively.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of seven apartment complexes, one each in Colorado, Florida, Michigan, North Carolina, and Utah and two in Washington. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of two business parks, one located in Florida and one in California. These properties leased space to a variety of businesses at terms ranging from month to month to ten years. On October 4, 1999, the final commercial property held by the Partnership was sold to an unrelated party. Therefore, the commerical segment is reflected as discontinued operations.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


       Nine Months Ended
       September 30, 2000        Residential       Other      Totals

Rental income                      $ 9,536        $   --     $ 9,536
Other income                           818            74         892
Interest expense                     1,580            --       1,580
Depreciation                         2,154            --       2,154
General and administrative
  expenses                              --           557         557
Segment profit (loss)                2,677          (483)      2,194
Total assets                        26,199        15,132      41,331
Capital expenditures for
  investment properties              1,180            --       1,180


       Three Months Ended
       September 30, 2000        Residential       Other      Totals

Rental income                      $ 3,221        $   --     $ 3,221
Other income                           308            35         343
Interest expense                       533            --         533
Depreciation                           715            --         715
General and administrative
  expenses                              --           238         238
Segment profit (loss)                  947          (203)        744


       Nine Months Ended
       September 30, 1999         Residential    Commercial        Other     Totals
                                               (discontinued)
Rental income                       $ 8,987         $   --          $ --    $ 8,987
Other income                            564             --           175        739
Interest expense                      1,571             --            --      1,571
Depreciation                          1,991             --            --      1,991
General and administrative
  expenses                               --             --           477        477
Gain on sale of discontinued
  operations                             --          2,302            --      2,302
Income from discontinued
  operations                             --            176            --        176
Segment profit (loss)                 2,024          2,478          (302)     4,200
Total assets                         29,001          2,200        22,283     53,484
Capital expenditures for
  investment properties               1,360             --            --      1,360


       Three Months Ended
       September 30, 1999         Residential    Commercial        Other      Totals
                                               (discontinued)
Rental income                       $ 3,041         $   --          $ --     $ 3,041
Other income                            233             --            52         285
Interest expense                        523             --            --         523
Depreciation                            715             --            --         715
General and administrative
  expenses                               --             --           154         154
Gain on sale of discontinued
  operations                             --              2            --           2
Income from discontinued
  operations                             --             11            --          11
Segment profit (loss)                   736             13          (102)        647

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties at September 30, 2000 consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Cedar Rim                                     93%        93%
        New Castle, Washington
      Hidden Cove by the Lake                       94%        90%
        Belleville, Michigan
      Lamplighter Park                              97%        95%
        Bellevue, Washington
      Park Capital                                  95%        98%
        Salt Lake City, Utah
      Sandpiper I and II                            97%        94%
        St. Petersburg, Florida
      Tamarac Village I, II, III, IV                97%        97%
        Denver, Colorado
      Williamsburg Manor                            97%        96%
        Cary, North Carolina

The General Partner attributes the occupancy increase at Hidden Cove by the Lake to the rental of the damaged units from the ice storm in January 1999 that are now repaired as well as increased marketing and advertising. The increase in occupancy at Sandpiper I and II is due to increased marketing and advertising and increased traffic in the area of the property. The decrease in occupancy at Park Capital is due to increased competition due to new construction in the Salt Lake City area.

Results of Operations

The Partnership had net income of approximately $2,194,000 for the nine months ended September 30, 2000 compared to approximately $4,200,000 for the nine months ended September 30, 1999. The Partnership had net income of approximately $744,000 for the three months ended September 30, 2000 compared to approximately $647,000 for the three months ended September 30, 1999. Net income decreased for the nine month period ended September 30, 2000 due to the gain on sale recognized from the sale of South City Business Center as well as a reduction in income from this property and Corporate Center which was sold during the fourth quarter of 1999. As the result of the sale of South City Business Center and Corporate Center in 1999, as discussed below, the results of operations of these two commercial properties were classified as "Income from discontinued operations" on the statements of operations.

Excluding the results of the discontinued operations discussed above, the Partnership had income from continuing operations of approximately $2,194,000 for the nine months ended September 30, 2000 compared to approximately $1,722,000 for the nine months ended September 30, 1999. Excluding the results of the discontinued operations, the Partnership had income from continuing operations of approximately $744,000 for the three months ended September 30, 2000 compared to approximately $634,000 for the three months ended September 30, 1999. The increase in income from continuing operations for the three and nine month periods ended September 30, 2000 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the comparable periods due to increases in both rental and other income. Rental income increased due to increased average rental rates at all of the Partnership's properties, increased occupancy primarily at Sandpiper I and II, Hidden Cove by the Lake, and Lamplighter Park, and decreased concession costs at Sandpiper I and II. These increases in rental income were partially offset by decreased occupancy at Park Capital. Other income increased due to increased utility income primarily at Tamarac Village which was partially offset by decreased interest income of the Partnership due to lower average cash balances in interest bearing accounts.

Total expenses increased for the nine month period ended September 30, 2000 due primarily to increased depreciation, property tax, and general and administrative expenses which were partially offset by decreased operating expenses. Total expenses increased for the three month period ended September 30, 2000 due primarily to increased property tax and general and administrative expenses. Depreciation expense increased for the nine months ended September 30, 2000 due to capital improvements completed during the past twelve months which are now being depreciated. Property tax expense increased primarily due to an increase in assessed values at Williamsburg Manor, Sandpiper I and II, and Tamarac Village and a refund received during 1999 at City Heights, which was sold in November 1998, of taxes paid in prior years. General and administrative expenses increased due primarily to an increase in fees paid to the General Partner. Included in general and administrative expenses at September 30, 2000 and 1999 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included. Operating expenses decreased for the nine month period primarily due to decreased maintenance expenses at all the Partnership's properties during 2000. These decreases were partially offset by increased utility expenses and manager salaries primarily at Tamarac Village.

In June 1999, South City Business Center, located in Chula Vista, California, was sold to an unaffiliated party for $6,962,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $6,575,000. For financial statement purposes, the sale resulted in a gain of approximately $2,302,000.

South City Business Center and Corporate Center which was sold in October 1999 to an unaffiliated third party were the last commercial properties in the commercial segment of the Partnership. Due to the sale of the properties in June 1999 and October 1999, respectively, the income of both of the properties has been classified as "Income from discontinued operations" for the three and nine month periods ended September 30, 1999. Revenues of these properties were approximately $907,000 for the nine months ended September 30, 1999 and approximately $122,000 for the three months ended September 30, 1999. Income from operations of these properties was approximately $176,000 for the nine months ended September 30, 1999 and approximately $11,000 for the three months ended September 30, 1999, respectively.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership held cash and cash equivalents of approximately $4,165,000 compared to approximately $12,117,000 at September 30, 1999. The decrease in cash and cash equivalents for the nine months ended September 30, 2000, from the Partnership's year ended December 31, 1999 was approximately $1,286,000. This decrease is due to approximately $4,358,000 of cash used in financing activities and approximately $701,000 of cash used in investing activities which was partially offset by approximately $3,773,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net receipts from restricted escrows. The Partnership invests its working capital reserves in money market accounts.

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

Cedar Rim

During the nine months ended September 30, 2000, the Partnership completed approximately $45,000 of capital improvements at the property, consisting primarily of plumbing fixtures, carpet replacement, interior decorating, building structural improvements, and appliances. These improvements were funded primarily from the property's operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $56,000, consisting primarily of appliances, carpet and vinyl replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the nine months ended September 30, 2000, the Partnership completed approximately $85,000 of budgeted and non-budgeted capital improvements, consisting primarily of building structural improvements, air conditioning unit replacement, major landscaping, carpet replacement, heating upgrades, and appliances. These improvements were funded from the property's replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $47,000, consisting primarily of swimming pool upgrades, air conditioning unit replacement, appliances, carpet replacement, and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lamplighter Park

During the nine months ended September 30, 2000, the Partnership completed approximately $64,000 of capital improvements, consisting primarily of carpet and vinyl replacement, appliances, plumbing upgrades, and building structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $82,000, consisting primarily of plumbing upgrades, carpet and vinyl replacement, and heating improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Park Capital

During the nine months ended September 30, 2000, the Partnership completed approximately $132,000 of capital improvements, consisting primarily of carpet and vinyl replacement, parking lot enhancements, and light fixtures. These improvements were funded from replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $139,000, consisting primarily of appliances, carpet and vinyl replacement, and parking lot enhancements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarac Village

During the nine months ended September 30, 2000, the Partnership completed approximately $550,000 of capital improvements, consisting primarily of carpet and vinyl replacement, interior decoration, parking lot upgrades, electrical upgrades, major landscaping, pool enhancements, and plumbing upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $952,000, consisting primarily of carpet and vinyl replacement, structural improvements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Williamsburg Manor

During the nine months ended September 30, 2000, the Partnership completed approximately $86,000 of budgeted and non-budgeted capital improvements, consisting primarily of air conditioning unit replacement, cabinet replacements, carpet and vinyl replacement, counter top replacement, and appliances. These expenditures were funded from replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $60,000, consisting primarily of appliances, air conditioning unit replacement, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the nine months ended September 30, 2000, the Partnership completed approximately $218,000 of capital improvements consisting primarily of air conditioning unit replacement, carpet and vinyl replacement, plumbing upgrades, structural improvements, roof replacement, and cabinet replacement. These improvements were funded from replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $353,000, consisting primarily of air conditioning unit replacement, cabinet replacement, carpet and vinyl replacement, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenue were to be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $4,200,000, were greater than the reserve requirement of approximately $2,600,000 at September 30, 2000. During the third quarter, the Partnership solicited the vote of the Limited Partners to approve an amendment to the Partnership Agreement. The effect of the amendment was to change such provision to require the Partnership to maintain reasonable reserves for normal working capital and contingencies in an amount determined from time to time by the General Partner in its sole discretion. The Solicitation Statement was mailed to Limited Partners on September 16, 2000. Upon the expiration of the solicitation period (close of business on October 16, 2000), the requisite number of positive votes were received to effect this amendment.

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

During the nine months ended September 30, 2000, the Partnership declared and paid distributions in the amount of approximately $4,358,000 (approximately $4,314,000 to the limited partners or $11.26 per limited partnership unit) from operations. Subsequent to September 30, 2000, the General Partner declared a distribution from operations of approximately $3,638,000 (approximately $3,602,000 to the limited partners or $9.40 per limited partnership unit).
During the nine months ended September 30, 1999, the Partnership made a distribution in the amount of approximately $5,632,000 (approximately $5,576,000 to the limited partners or $14.56 per limited partnership unit) from operations and approximately $5,787,000 (approximately $5,729,000 to the limited partners or $14.96 per limited partnership unit) of sales proceeds from City Heights. Subsequent to September 30, 1999, the General Partner paid a distribution from operations of approximately $326,000 (approximately $323,000 to the limited partners or $0.84 per limited partnership unit) and approximately $6,574,000 (approximately $6,508,000 to the limited partners or $16.99 per limited partnership unit) from the sale proceeds from South City Business Center, both of which were approved and accrued during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 231,362.1 units had voted of which 220.242.9 units had voted in favor of the amendment, 9,425.7 voted against the amendment and 1,693.5 units abstained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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