Form 10KSB
period 2000-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2001-04-02
CIK 768890

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB
(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period _________to _________

                         Commission file number 0-14187

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3
                   (Name of small business issuer in its charter)

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

                                 (864) 239-1000
                            Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $13,968,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 2000, Insignia Properties, L.P. an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 2000, the Partnership owned seven apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, which range in age from 15 to 32 years old. The Partnership's remaining two commercial complexes were sold during 1999.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in "Item 6." of this Form 10-KSB.

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

                         Gross
                        Carrying    Accumulated                          Federal
Property                 Value      Depreciation     Rate    Method     Tax Basis
                            (in thousands)                           (in thousands)

Cedar Rim               $ 5,194       $ 2,436      3-20 yrs    S/L       $ 4,437
Hidden Cove               5,979         3,051      3-20 yrs    S/L         4,251
Lamplighter Park          8,342         3,004      3-20 yrs    S/L         6,495
Park Capital              3,355         1,711      5-20 yrs    S/L         2,302
Tamarac Village          16,125         5,857      5-20 yrs    S/L        11,988
Williamsburg Manor        7,337         1,886      5-22 yrs    S/L         5,838
Sandpiper I & II          8,878         2,134      5-22 yrs    S/L         7,113

                        $55,210       $20,079                            $42,424

See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                             Principal                                  Principal
                             Balance At        Stated                    Balance
                            December 31,      Interest    Maturity        Due At
        Property                2000            Rate        Date       Maturity (1)
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

(1) See "Item 7. Financial Statements - Note F" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property were as follows:

                                        Average Annual
                                          Rental Rate            Average Annual
                                          (per unit)                Occupancy

 Property                              2000         1999        2000        1999

 Cedar Rim                           $11,381      $10,888        93%         93%
 Hidden Cove                           9,325        8,618        94%         91%
 Lamplighter Park                     10,294        9,815        97%         96%
 Park Capital                          8,361        8,075        95%         97%
 Tamarac Village                       7,954        7,537        96%         97%
 Williamsburg Manor                    9,217        9,112        97%         95%
 Sandpiper I & II                      7,797        7,551        97%         94%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

                                                 2000            2000
                                                 Taxes           Rate
                                            (in thousands)

Cedar Rim                                        $ 81            1.30%
Hidden Cove                                        70            4.65%
Lamplighter Park                                   78            1.05%
Park Capital                                       50             .79%
Tamarac Village                                   147             .66%
Williamsburg Manor                                101            1.03%
Sandpiper I & II                                  198            2.38%


Capital Improvements

Cedar Rim

During 2000, the Partnership completed approximately $94,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacements, interior decorating, appliances, and plumbing fixtures. These improvements were funded primarily from the property's operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $28,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hidden Cove by the Lake

During 2000, the Partnership completed approximately $99,000 of capital improvements, consisting primarily of air conditioning unit replacement, appliances, carpet replacement, major landscaping, heating upgrades, and building structural improvements. These improvements were funded from the property's replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $33,000. In addition, the property is expected to spend approximately $52,000 to install gas meters at each unit. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lamplighter Park

During 2000, the Partnership completed approximately $116,000 of capital improvements, consisting primarily of carpet and vinyl replacement, building structural improvements, appliances, and plumbing upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $47,850. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Park Capital

During 2000, the Partnership completed approximately $165,000 of capital improvements consisting primarily of carpet and vinyl replacement, parking lot enhancements, appliances, and light fixtures. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $37,125. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarac Village

During 2000, the Partnership completed approximately $825,000 of capital improvements consisting primarily of carpet and vinyl replacement, parking lot upgrades, interior decoration, structural improvements, appliances, pool enhancements, and plumbing upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $155,100. In addition, the property is expected to spend approximately $150,000 to remodel and upgrade the clubhouse and approximately $13,000 to install a double set of doors at the ATM machine. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Williamsburg Manor

During 2000, the Partnership completed approximately $112,000 of capital improvements consisting primarily of carpet and vinyl replacement, air conditioning unit replacement, structural improvements, appliances, and cabinet replacements. These expenditures were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $50,325. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During 2000, the Partnership completed approximately $371,000 of capital improvements consisting primarily of carpet and vinyl replacement, roof replacement, cabinet replacement, air conditioning unit replacement, plumbing upgrades, and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $75,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholders
            Matters

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units aggregating $95,758,250. The Partnership currently has 10,290 holders of record of Limited Partnership Units owning an aggregate of 383,033 units. Affiliates of the General Partner owned 195,501.7 units or 51.04% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000, and subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details).

                                                    Distributions
                                                               Per Limited
                                           Aggregate        Partnership Unit
                                         (in thousands)

         01/01/99 - 12/31/99              $23,619 (1)            $61.05

         01/01/00 - 12/31/00                7,996 (2)             20.67

        Subsequent to 12/31/00              1,938 (2)              5.01

(1) Consists of $7,359,000 of cash from operations and $16,260,000 of cash from property sales during 1998 and 1999.

(2)   Distributions were made from cash from operations.

Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales and the availability of cash reserves. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 195,501.7 limited partnership units in the Partnership representing 51.04% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.04% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had net income of approximately $2,984,000 for the year ended December 31, 2000, compared to approximately $6,753,000 for the year ended December 31, 1999. Net income decreased for the year ended December 31, 2000 due to the gain on sale recognized from the sales of South City Business Center and Corporate Center during 1999 as well as a reduction in income from these properties. As the result of the sale of South City Business Center and Corporate Center in 1999, as discussed below, the results of operations of these two commercial properties were classified as "Income from discontinued operations" on the statements of operations.

Excluding the results of the discontinued operations discussed above, the Partnership had income from continuing operations of approximately $2,984,000 for the year ended December 31, 2000, compared to approximately $2,459,000 for the year ended December 31, 1999. The increase in income from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to increases in both rental and other income. Rental income increased due to increased average annual rental rates at all of the Partnership's properties, increased occupancy at Sandpiper I and II, Hidden Cove by the Lake, Williamsburg Manor, and Lamplighter Park, and decreased concession costs at Sandpiper I and II. These increases in rental income were partially offset by decreased occupancy at Park Capital and Tamarac Village. Other income increased due to increased utility income and tenant charges primarily at Tamarac Village and increased corporate housing revenue at Park Capital which was partially offset by decreased interest income of the Partnership due to lower average cash balances in interest bearing accounts.

Total expenses increased for the year ended December 31, 2000 due primarily to increased operating, depreciation, and general and administrative expenses which were partially offset by a decrease in the loss on sale of investment property. Operating expenses increased due to increased utility expenses and maintenance salaries primarily at Tamarac Village and due to a decrease in proceeds received from the sale of cable equipment at Tamarac Village. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by reduced legal expenses due to the settlement of a lawsuit during 1999. Included in general and administrative expenses at December 31, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The loss on sale of investment property decreased due to the write-off in 1999 of an uncollectible receivable related to the sale of City Heights Apartments in 1998.

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

South City Business Center and Corporate Center were the last commercial properties in the commercial segment of the Partnership. Due to the sale of the properties, the income of both of the properties has been classified as "Income from discontinued operations" for the year ended December 31, 1999. Revenues of these properties were approximately $845,000 for the year ended December 31, 1999. Income from operations of these properties was approximately $84,000 for the year ended December 31, 1999.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership held cash and cash equivalents of approximately $2,010,000 compared to approximately $5,451,000 at December 31, 1999. The decrease in cash and cash equivalents for the year ended December 31, 2000, from the Partnership's year ended December 31, 1999, was approximately $3,441,000. This decrease is due to approximately $7,996,000 of cash used in financing activities and approximately $1,451,000 of cash used in investing activities, which was partially offset by approximately $6,006,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net receipts from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $427,900. In addition, the Partnership is expected to spend approximately $52,000 on gas meters at Hidden Cove by the Lake Apartments and approximately $150,000 to remodel and upgrade the clubhouse and approximately $13,000 to install a double set of doors at the ATM machine at Tamarac Village Apartments. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenues were to be allocated to such reserve to the extent necessary to maintain the foregoing level. During the third quarter, the Partnership solicited the vote of the Limited Partners to approve an amendment to the Partnership Agreement. The effect of the amendment was to change such provision to require the Partnership to maintain reasonable reserves for normal working capital and contingencies in an amount determined from time to time by the General Partner in its sole discretion. The Solicitation Statement was mailed to Limited Partners on September 16, 2000. Upon the expiration of the solicitation period (close of business on October 16, 2000), the requisite number of positive votes were received to effect this amendment.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of $27,925,000 has maturity dates ranging from November 2003 to December 2005. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership paid distributions of cash generated from operations of approximately $7,996,000 (approximately $7,916,000 to the limited partners or $20.67 per limited partnership unit). Subsequent to December 31, 2000, the Partnership declared distributions from operations of approximately $1,938,000 (approximately $1,919,000 to the limited partners or $5.01 per limited partnership unit). During the year ended December 31, 1999, the Partnership paid distributions of approximately $7,359,000 (approximately $7,286,000 to the limited partners or $19.02 per limited partnership unit) from operations and approximately $16,260,000 (approximately $16,097,000 to the limited partners or $42.03 per limited partnership unit) from sales proceeds from the sales of City Heights, South City Business Center, and Corporate Center. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 195,501.7 limited partnership units in the Partnership representing 51.04% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.04% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 as of December 31, 2000, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  financial   position  of  Consolidated   Capital
Institutional Properties/3 as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $  2,010
   Receivables and deposits                                                      632
   Restricted escrows                                                            446
   Other assets                                                                  503
   Investment properties: (Notes A, F, and I)
      Land                                                    $ 8,641
      Buildings and related personal property                   46,569
                                                                55,210
      Less accumulated depreciation                            (20,079)       35,131
                                                                            $ 38,722

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   306
   Tenant security deposit liabilities                                           345
   Accrued property taxes                                                        152
   Other liabilities                                                             744
   Mortgage notes payable (Note F)                                            27,925

Partners' (Deficit) Capital
   General partner                                             $  (748)
   Limited partners (383,033 units outstanding)                  9,998
                                                                               9,250
                                                                            $ 38,722

                 See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                      For the Years Ended December 31,
                                                           2000             1999
Revenues:
   Rental income                                         $12,803           $12,078
   Other income                                            1,165             1,038
         Total revenues                                   13,968            13,116

Expenses:
   Operating                                               4,532             4,356
   General and administrative                                765               633
   Depreciation                                            2,870             2,662
   Interest                                                2,127             2,095
   Property taxes                                            690               719
   Loss on sale of investment property (Note D)               --               192
         Total expenses                                   10,984            10,657

Income from continuing operations                          2,984             2,459

Income from discontinued operations                           --                84
Gain on sale of discontinued operations (Note E)              --             4,210

Net income (Note J)                                      $ 2,984           $ 6,753

Net income allocated to general partner (1%)             $    30           $    68
Net income allocated to limited partners (99%)             2,954             6,685
                                                         $ 2,984           $ 6,753
Per limited partnership unit:
   Income from continuing operations                      $ 7.71           $  6.35
   Income from discontinued operations                        --              0.22
   Gain on sale of discontinued operations                    --             10.88
   Net income                                             $ 7.71           $ 17.45

Distributions per limited partnership unit               $ 20.67           $ 61.05

                 See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                          (in thousands, except unit data)


                                       Limited
                                      Partnership    General     Limited
                                         Units       Partner    Partners      Total

Original capital contributions          383,033      $    1     $ 95,758    $ 95,759

Partners' (deficit) capital at
   December 31, 1998                    383,033      $ (530)    $ 31,658    $ 31,128

Net income for the year ended
   December 31, 1999                         --           68       6,685       6,753

Distributions to partners                    --         (236)    (23,383)    (23,619)

Partners' (deficit) capital at
   December 31, 1999                    383,033         (698)     14,960      14,262

Net income for the year ended
   December 31, 2000                         --           30       2,954       2,984

Distributions to partners                    --          (80)     (7,916)     (7,996)

Partners' (deficit) capital at
   December 31, 2000                    383,033      $  (748)    $ 9,998     $ 9,250

                 See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                           Years Ended December 31,
                                                             2000             1999
Cash flows from operating activities:
  Net income                                               $  2,984          $ 6,753
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                             2,870            2,855
     Amortization of lease commissions and loan
      costs                                                     121              117
     Loss on sale of investment property                         --              192
     Gain on sale of discontinued operations                     --           (4,210)
     Changes in accounts:
      Receivables and deposits                                  (79)             521
      Other assets                                              (37)             (60)
      Accounts payable                                          (51)             196
      Due to affiliate                                         (125)            (340)
      Tenant security deposit liabilities                        64             (154)
      Accrued property taxes                                    (35)             (67)
      Other liabilities                                         294               39

        Net cash provided by operating activities             6,006            5,842

Cash flows from investing activities:
  Property improvements and replacements                     (1,873)          (1,986)
  Net receipts from restricted escrows                          422              572
  Proceeds from sale of investment property                      --           10,453

        Net cash (used in) provided by investing
         activities                                          (1,451)           9,039

Cash flows from financing activities:
  Distributions to partners                                  (7,996)         (23,619)

Net decrease in cash and cash equivalents                    (3,441)          (8,738)

Cash and cash equivalents at beginning of year                5,451           14,189

Cash and cash equivalents at end of year                   $  2,010          $ 5,451

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  2,006          $ 2,006

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                 $    --           $    91

                 See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 2000, Insignia Properties, L.P. an affiliate of AIMCO owned 100% of the outstanding stock of CEI. At December 31, 2000, affiliates of AIMCO, owned 195,501.70 Units of the Partnership.

The Partnership operates seven apartment properties located throughout the United States.

Cash and Cash Equivalents

Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,716,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

As a result of the refinancing of Williamsburg Manor, Sandpiper I & II and Park Capital in 1995 and Lamplighter Park, Tamarac Village, Hidden Cove and Cedar Rim in 1996, the following reserve was established. Each property makes monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 2000, this reserve totaled approximately $446,000.

Investment Properties

Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

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

Loan Costs

At December 31, 2000, loan costs of approximately $846,000, less accumulated amortization of approximately $471,000 are included in other assets. Loan costs are amortized on a straight-line basis over the life of the loans.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note K").

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense of approximately $229,000 and $238,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the years ended December 31, 2000 and 1999:

                                                    2000          1999
                                                     (in thousands)
Property management fees (included in
   operating expenses)                              $688          $646
Reimbursements for services of affiliates
   (included in investment properties,
   general and administrative expenses,
   and operating expenses)                           590           342
Real estate brokerage commissions
   (included in gain on sale of discontinued
   operations)                                        --           334

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $688,000 and $646,000 for management fees for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $590,000 and $342,000 for the years ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 195,501.7 limited partnership units in the Partnership representing 51.04% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.04% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Sale of Investment Property

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

Note E - Discontinued Operations

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

South City Business Center and Corporate Center were the last commercial properties in the commercial segment of the Partnership. Due to the sale of the properties, the income of both of the properties has been classified as "Income from discontinued operations" for the year ended December 31, 1999. Revenues of these properties were approximately $845,000 for the year ended December 31, 1999. Income from operations of these properties was approximately $84,000 for the year ended December 31, 1999.

Note F - Mortgage Notes Payable

Notes payable at December 31, 2000, consist of the following:

                         Principal     Monthly                            Principal
                        Balance At     Payment     Stated                  Balance
                       December 31,   Interest    Interest    Maturity      Due At
                           2000         Only        Rate        Date       Maturity
       Property             (in thousands)                              (in thousands)

Cedar Rim                 $ 2,000       $  12       7.33%     11/01/03     $ 2,000
Hidden Cove                 2,200          14       7.33%     11/01/03       2,200
Lamplighter Park            3,500          21       7.33%     11/01/03       3,500
Park Capital                2,725          16       6.95%     12/01/05       2,725
Tamarac Village             9,400          57       7.33%     11/01/03       9,400
Williamsburg Manor          4,150          24       6.95%     12/01/05       4,150
Sandpiper I & II            3,950          23       6.95%     12/01/05       3,950
                          $27,925       $ 167                              $27,925

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                                     2001       $    --
                                     2002            --
                                     2003        17,100
                                     2004            --
                                     2005        10,825
                                                $27,925

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties. Also, all notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Note G - Commitment

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

Note H - Distributions

The Partnership paid distributions of cash generated from operations of approximately $7,996,000 (approximately $7,916,000 to the limited partners or $20.67 per limited partnership unit) during the year ended December 31, 2000. Subsequent to December 31, 2000, the General Partner declared distributions from operations of approximately $1,938,000 (approximately $1,919,000 to the limited partners or $5.01 per limited partnership unit). The Partnership paid distributions of cash generated from operations of approximately $7,359,000 (approximately $7,286,000 to the limited partners or $19.02 per limited partnership unit) and approximately $16,260,000 (approximately $16,097,000 to the limited partners or $42.03 per limited partnership unit) from surplus funds from the sales of City Heights, South City Business Center, and Corporate Center during the year ended December 31, 1999.

Note I - Investment Properties and Accumulated Depreciation

                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings          Cost
                                                       and Related     Capitalized
                                                        Personal      Subsequent to
Description                 Encumbrances      Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Cedar Rim                     $ 2,000        $  778      $ 4,322          $   94
Hidden Cove                     2,200           184        4,416           1,379
Lamplighter Park                3,500         2,458        5,167             717
Park Capital                    2,725           280        2,100             975
Tamarac Village                 9,400         2,464       10,536           3,125
Williamsburg Manor              4,150         1,281        5,124             932
Sandpiper I & II                3,950         1,463        5,851           1,564

         Totals               $27,925       $ 8,908      $37,516         $ 8,786

                       Gross Amount At Which
                              Carried
                        At December 31, 2000
                           (in thousands)

                             Buildings
                             And Related
                                                               Date of
                              Personal            Accumulated  Construc-   Date   Depreciable
    Description       Land    Property   Total   Depreciation    tion    Acquired Life-Years
                                                (in thousands)

Cedar Rim            $  618   $ 4,576   $ 5,194     $ 2,436      1980    04/12/91    3-20
Hidden Cove             184     5,795     5,979       3,051      1972    03/23/90    3-20
Lamplighter Park      2,351     5,991     8,342       3,004      1968    04/12/91    3-20
Park Capitol            280     3,075     3,355       1,711      1974    04/13/90    5-20
Tamarac Village       2,464    13,661    16,125       5,857      1978    06/10/92    5-20
Williamsburg Manor    1,281     6,056     7,337       1,886      1970    11/30/94    5-22
Sandpiper I & II      1,463     7,415     8,878       2,134    1976/1985 11/30/94    5-22
                    $ 8,641   $46,569   $55,210     $20,079


Reconciliation of "Investment Properties and Accumulated Depreciation":


                                         For the Years Ended December 31,
                                               2000             1999
                                                  (in thousands)
Investment Properties:
Balance at beginning of year                  $53,428          $59,638
   Additions                                    1,782            2,077
   Sale of discontinued operations                 --           (8,287)
Balance at end of year                        $55,210          $53,428

Accumulated Depreciation:
Balance at beginning of year                  $17,209          $16,507
   Additions charged to expense                 2,870            2,855
   Sale of discontinued operations                 --           (2,153)
Balance at end of year                        $20,079          $17,209

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 is approximately $57,805,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 is approximately $15,381,000.

Note J - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except unit data):

                                                     2000           1999

Net income as reported                             $ 2,984        $ 6,753
Add (deduct):
Gain on sale of investment property                     --         (1,966)
Fixed asset write-offs and casualty gain                --           (212)
Depreciation differences                               392            541
Change in prepaid rental income                         60             23
Other                                                  (58)           122

Federal taxable income                             $ 3,378        $ 5,261
Federal taxable income per limited
  partnership unit                                 $  8.73        $ 13.60

The  following  is  a   reconciliation   at  December  31,  2000,   between  the
Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                         $ 9,250
  Land and buildings                             2,595
  Accumulated depreciation                       4,698
  Syndication fees                              11,298
  Other                                            236
Net assets - Federal tax basis                 $28,077

Note K - Segment Reporting

Description of the types of products and services from which each reportable segment derives its revenues: The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of seven apartment complexes, one each in Colorado, Florida, Michigan, North Carolina, and Utah and two in Washington. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of two business parks, one located in Florida and one in California. These properties leased space to a variety of businesses at terms ranging from month to month to ten years. On October 4, 1999, the final commercial property held by the Partnership was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations.

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

Segment information for the years 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


2000
                                            Residential        Other         Totals

Rental income                                 $12,803           $  --       $12,803
Other income                                    1,070              95         1,165
Interest expense                                2,127              --         2,127
Depreciation                                    2,870              --         2,870
General and administrative expenses                --             765           765
Segment profit (loss)                           3,654            (670)        2,984
Total assets                                   38,659              63        38,722
Capital expenditures for investment
  properties                                    1,782              --         1,782


1999
                                     Residential     Commercial     Other      Totals
                                                   (discontinued)
Rental income                          $12,078          $  --         $ --    $12,078
Other income                               763             --          275      1,038
Interest expense                         2,095             --           --      2,095
Depreciation                             2,662             --           --      2,662
General and administrative expenses         --             --          633        633
Loss on sale of investment property       (192)            --           --       (192)
Gain on sale of discontinued
  operations                                --          4,210           --      4,210
Income from discontinued operations         --             84           --         84
Segment profit (loss)                    2,817          4,294         (358)     6,753
Total assets                            28,523            152       15,003     43,678
Capital expenditures for investment
  properties                             1,981             96           --      2,077

Note L - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant

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

      Name                    Age    Position

      Patrick J. Foye         43     Executive Vice President and Director

      Martha L. Long          41     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$68,000  and  non-audit  services  (principally  tax-related)  of  approximately
$33,000.

Item 10.    Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2000, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the
Partnership:

              Name and address           Number of Units   Percent of Total

      Insignia Properties, L.P.             44,867.7            11.71%
      (an affiliate of AIMCO)
      Madison River Properties LLC          46,747.4            12.21%
      (an affiliate of AIMCO)
      Cooper River Properties LLC           28,039.3             7.32%
      (an affiliate of AIMCO)
      AIMCO Properties, L.P.                75,847.3            19.80%
      (an affiliate of AIMCO)

Insignia Properties L.P., Cooper River Properties LLC and Madison River Properties LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602. AIMCO Properties, L.P., is also indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Beneficial Owners of Management

Except as described in Item 12 above, neither CEI nor any of the directors or officers of CEI own any Units of the Partnership of record or beneficially.

Changes in Control

Beneficial Owners of CEI

As of December 31, 2000, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

         Name and address          Number of CEI Shares  Percent of Total

    Insignia Properties, L.P.             100,000              100%
         55 Beattie Place
       Greenville, SC 29602

Insignia Properties, L.P. is an affiliate of AIMCO (see "Item 1. Description of Business").

Item 12.    Certain Relationships and Related Transactions

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the years ended December 31, 2000 and 1999:

                                                      2000            1999
                                                         (in thousands)

Property management fees                              $688            $646
Reimbursements for services of affiliates              590             342
Real estate brokerage commissions                       --             334

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $688,000 and $646,000 for management fees for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $590,000 and $342,000 for the years ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 195,501.7 limited partnership units in the Partnership representing 51.04% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.04% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

          None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3


                                 By:   CONCAP EQUITIES, INC.
                                       General Partner


                                 By:   /s/Patrick J. Foye
                                       Patrick J. Foye
                                       Executive Vice President


                                 By:   /s/Martha L. Long
                                       Martha L. Long
                                       Senior Vice President
                                       and Controller


                                 Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

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

      10.42 Purchase and Sale Contract between Registrant and Eastgate Technology Partnership,L.P., a California limited partnership, dated April 30,1999. (Incorporated by reference to the Current Report on Form 8-K dated June 18, 1999.)

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

      11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note A of Item 7 - Financial Statements of this Form 10-KSB).

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