Form 10QSB
period 2001-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2001-05-14
CIK 768890

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

                   For the quarterly period ended March 31, 2001


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001


Assets
   Cash and cash equivalents                                              $ 1,203
   Receivables and deposits                                                   545
   Restricted escrows                                                         209
   Other assets                                                               649
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              46,882
                                                           55,523
      Less accumulated depreciation                       (20,809)         34,714

                                                                         $ 37,320
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                        $   93
   Tenant security deposit liabilities                                        349
   Accrued property taxes                                                     260
   Other liabilities                                                          594
   Mortgage notes payable                                                  27,925

Partners' (Deficit) Capital
   General partner                                        $ (759)
   Limited partners (383,033 units outstanding)             8,858           8,099
                                                                         $ 37,320



                   See Accompanying Notes to Financial Statements


b)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                          Three Months Ended
                                                              March 31,
                                                         2001            2000
Revenues:
  Rental income                                         $ 3,251        $ 3,141
  Other income                                              338            209
      Total revenues                                      3,589          3,350

Expenses:
  Operating                                               1,184          1,225
  General and administrative                                159            153
  Depreciation                                              730            716
  Interest                                                  528            523
  Property taxes                                            201            179
      Total expenses                                      2,802          2,796

Net income                                               $ 787          $ 554

Net income allocated to general partner (1%)                  8              6
Net income allocated to limited partners (99%)              779            548
                                                         $ 787          $ 554

Net income per limited partnership unit                 $ 2.03          $ 1.43

Distributions per limited partnership unit              $ 5.01          $ 3.87

                   See Accompanying Notes to Financial Statements


c)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $95,758      $95,759

Partners' (deficit) capital
   at December 31, 2000               383,033       $ (748)     $ 9,998      $ 9,250

Distributions to partners                  --           (19)     (1,919)      (1,938)

Net income for the three months
   ended March 31, 2001                    --             8         779          787

Partners' (deficit) capital at
   March 31, 2001                     383,033       $ (759)     $ 8,858      $ 8,099

                   See Accompanying Notes to Financial Statements

d)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 787        $ 554
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  730          716
      Amortization of loan costs                                     26           22
      Change in accounts:
        Receivables and deposits                                     87          202
        Other assets                                               (172)         (62)
        Accounts payable                                           (213)         (90)
        Tenant security deposit liabilities                           4           12
        Accrued property taxes                                      108           69
        Other liabilities                                          (150)         (40)

           Net cash provided by operating activities              1,207        1,383

Cash flows from investing activities:
  Property improvements and replacements                           (313)        (385)
  Net receipts from restricted escrows                              237          243

           Net cash used in investing activities                    (76)        (142)

Cash flows from financing activities:
  Distributions to partners                                      (1,938)      (1,497)

Net decrease in cash and cash equivalents                          (807)        (256)

Cash and cash equivalents at beginning of period                  2,010        5,451

Cash and cash equivalents at end of period                      $ 1,203      $ 5,195

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 501        $ 501


                   See Accompanying Notes to Financial Statements


e)

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Reclassifications

Certain reclassifications have been made to the 2000 information to conform to the 2001 presentation.

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the three month periods ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $177      $166
 Reimbursements for services of affiliates (included in
  investment properties, general and administrative
  expenses, and operating expenses)                                137        81

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $177,000 and $166,000 for management fees for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $81,000 for the three month periods ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 195,659.9 limited partnership units in the Partnership representing 51.08% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.08% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Distributions

The Partnership paid distributions of cash generated from operations of approximately $1,938,000 (approximately $1,919,000 to the limited partners or $5.01 per limited partnership unit) during the three months ended March 31, 2001. The Partnership paid distributions of cash generated from operations of approximately $1,497,000 (approximately $1,482,000 to the limited partners or $3.87 per limited partnership unit) for the three months ended March 31, 2000. Subsequent to March 31, 2001, the General Partner declared and paid distributions from operations of approximately $947,000 (approximately $938,000 to the limited partners or $2.45 per limited partnership unit).

Note D - Legal Proceedings

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

Note D - Legal Proceedings (continued)

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties at March 31, 2001 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Cedar Rim                                     87%        93%
        New Castle, Washington
      Hidden Cove by the Lake                       90%        95%
        Belleville, Michigan
      Lamplighter Park                              92%        97%
        Bellevue, Washington
      Park Capital                                  89%        94%
        Salt Lake City, Utah
      Sandpiper I and II                            96%        98%
        St. Petersburg, Florida
      Tamarac Village I, II, III, IV                96%        97%
        Denver, Colorado
      Williamsburg Manor                            96%        96%
        Cary, North Carolina

The General Partner attributes the decrease in occupancy at Cedar Rim to increased competition in the area of the property. The decrease in occupancy at Hidden Cove by the Lake is due to more difficult move-in requirements at the property. The decrease in occupancy at Lamplighter Park is due to layoffs and increased competition in the area of the property. The decrease in occupancy at Park Capital is due to decreased traffic due to the permanent closing of the main street access from downtown Salt Lake City to the apartments.

Results of Operations

The Partnership had net income of approximately $787,000 for the three months ended March 31, 2001, compared to approximately $554,000 for the three months ended March 31, 2000. The increase in net income is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to increases in both rental and other income. Rental income increased due to increased average rental rates at all of the Partnership's properties which more than offset the decreases in occupancy at Hidden Cove by the Lake, Park Capital, Lamplighter Park, Sandpiper I and II, Tamarac Village, and Cedar Rim. Other income increased due to increased utilities reimbursements primarily at Sandpiper I and II, Tamarac Village, and Lamplighter Park and increased corporate housing revenue at Tamarac Village and Lamplighter Park.

Total expenses increased due primarily to increased depreciation, property tax, and general and administrative expenses which were partially offset by a decrease in operating expenses. Depreciation expense increased due to capital improvements completed during the past twelve months which are now being depreciated. Property tax expense increased primarily due to increases in assessed values at Williamsburg Manor, Tamarac Village, and Park Capital. General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and increased professional fees associated with the administration of the Partnership. Also, included in general and administrative expenses at March 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses decreased due to decreased salary expenses primarily at Tamarac Village and decreased maintenance expenses at most of the Partnership's properties.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership held cash and cash equivalents of approximately $1,203,000 compared to approximately $5,195,000 at March 31, 2000. The decrease in cash and cash equivalents for the three months ended March 31, 2001, from the Partnership's year ended December 31, 2000, was approximately $807,000. This decrease is due to approximately $1,938,000 of cash used in financing activities and approximately $76,000 of cash used in investing activities which was partially offset by approximately $1,207,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net receipts from restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim

During the three months ended March 31, 2001, the Partnership completed approximately $13,000 of capital improvements at the property, consisting primarily of water heater replacements, appliances, office computers and carpet and vinyl replacements. These improvements were funded primarily from the property's replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $35,000, consisting primarily of carpet and vinyl replacements, interior upgrades, and swimming pool improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the three months ended March 31, 2001, the Partnership completed approximately $29,000 of capital improvements, consisting primarily of countertop replacements, carpet and vinyl replacements and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $175,000, consisting primarily of gas submetering, door repairs, swimming pool improvements, ground lighting, and carpet replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lamplighter Park

During the three months ended March 31, 2001, the Partnership completed approximately $24,000 of capital improvements, consisting primarily of water heater replacements, window treatments, carpet replacements, and grounds lighting. These improvements were funded from replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $58,000, consisting primarily of plumbing upgrades, carpet and vinyl replacements, lighting improvements, and heating improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Park Capital

During the three months ended March 31, 2001, the Partnership completed approximately $54,000 of capital improvements, consisting primarily of signage, office equipment, office computers, structural improvements, and carpet and vinyl replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $69,000, consisting primarily of carpet and vinyl replacements, major landscaping, appliances, and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarac Village

During the three months ended March 31, 2001, the Partnership completed approximately $135,000 of capital improvements, consisting primarily of lighting upgrades, appliances, structural improvements, cabinet replacements, interior decoration, carpet and vinyl replacements, and garage and carport improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $408,000, consisting primarily of carpet replacements, remodeling and upgrading the clubhouse, installing a double set of doors at the ATM machine, and roof replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Williamsburg Manor

During the three months ended March 31, 2001, the Partnership completed approximately $25,000 of capital improvements, consisting primarily of water heater replacements, plumbing fixtures, carpet and vinyl replacements, and structural improvements. These expenditures were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $50,000, consisting primarily of air conditioning unit replacement, window treatments, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the three months ended March 31, 2001, the Partnership completed approximately $33,000 of capital improvements consisting primarily of plumbing fixtures, cabinet replacements, carpet replacements, appliances, major landscaping, and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $183,000, consisting primarily of exterior painting, cabinet replacements, carpet and vinyl replacements, and fitness equipment. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership paid distributions of cash generated from operations of approximately $1,938,000 (approximately $1,919,000 to the limited partners or $5.01 per limited partnership unit) during the three months ended March 31, 2001. The Partnership paid distributions of cash generated from operations of approximately $1,497,000 (approximately $1,482,000 to the limited partners or $3.87 per limited partnership unit) for the three months ended March 31, 2000. Subsequent to March 31, 2001, the General Partner declared and paid distributions from operations of approximately $947,000 (approximately $938,000 to the limited partners or $2.45 per limited partnership unit). Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 195,659.9 limited partnership units in the Partnership representing 51.08% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.08% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2001:

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