Form 10QSB
period 2001-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2001-11-13
CIK 768890

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                   U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001


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

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                              $ 2,583
   Receivables and deposits                                                   760
   Restricted escrows                                                         352
   Other assets                                                             1,502
   Investment properties:
      Land                                               $  8,641
      Buildings and related personal property              47,975
                                                           56,616
      Less accumulated depreciation                       (22,246)         34,370
                                                                         $ 39,567
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 218
   Tenant security deposit liabilities                                        337
   Accrued property taxes                                                     439
   Other liabilities                                                          697
   Mortgage notes payable                                                  47,570

Partners' Deficit
   General partner                                        $ (937)
   Limited partners (383,033 units outstanding)            (8,757)         (9,694)
                                                                         $ 39,567

                See Accompanying Notes to Financial Statements


b)

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                            For the Three Months      For the Nine Months
                                            Ended September 30,       Ended September 30,
                                             2001         2000         2001        2000
Revenues:
  Rental income                             $ 3,182      $ 3,221     $ 9,635      $ 9,536
  Other income                                  290          343         946          892
      Total revenues                          3,472        3,564      10,581       10,428

Expenses:
  Operating                                   1,191        1,133       3,590        3,377
  General and administrative                    157          238         522          557
  Depreciation                                  709          715       2,175        2,154
  Interest                                      889          533       1,964        1,580
  Property taxes                                177          201         576          566
      Total expenses                          3,123        2,820       8,827        8,234

Income before extraordinary item                349          744       1,754        2,194
Extraordinary loss on early
  extinguishment of debt                        (56)          --        (156)          --

Net income                                   $ 293        $ 744      $ 1,598      $ 2,194

Net income allocated to general
  partner (1%)                                $ 3          $ 7         $ 16        $ 22
Net income allocated to limited
  partners (99%)                                290          737       1,582        2,172

                                             $ 293        $ 744      $ 1,598      $ 2,194
Per limited partnership unit:
  Income before extraordinary item          $ 0.90       $ 1.92       $ 4.53      $ 5.67
  Extraordinary loss on early
   extinguishment of debt                     (0.14)          --       (0.40)          --

Net income                                  $ 0.76       $ 1.92       $ 4.13      $ 5.67

Distributions per limited
  partnership unit                          $ 45.64      $ 1.38      $ 53.09      $ 11.26

                See Accompanying Notes to Financial Statements


c)

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

             STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' (deficit) capital
   at December 31, 2000               383,033       $ (748)     $ 9,998      $ 9,250

Distributions to partners                  --          (205)     (20,337)    (20,542)

Net income for the nine months
   ended September 30, 2001                --            16        1,582       1,598

Partners' deficit at
   September 30, 2001                 383,033       $ (937)     $ (8,757)   $ (9,694)

                See Accompanying Notes to Financial Statements


d)
               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2001        2000
Cash flows from operating activities:
  Net income                                                      $ 1,598     $ 2,194
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                  2,175       2,154
      Amortization of loan costs                                       85          76
      Extraordinary loss on early extinguishment of debt              156          --
      Casualty loss                                                     9          --
      Change in accounts:
        Receivables and deposits                                     (128)       (549)
        Other assets                                                 (103)        (54)
        Accounts payable                                              (88)       (179)
        Due to affiliate                                               --        (125)
        Tenant security deposit liabilities                            (8)         44
        Accrued property taxes                                        287         256
        Other liabilities                                             (47)        (44)
         Net cash provided by operating activities                  3,936       3,773

Cash flows from investing activities:
  Property improvements and replacements                           (1,436)     (1,271)
  Net receipts from restricted escrows                                 94         570
  Insurance proceeds received                                          13          --
         Net cash used in investing activities                     (1,329)       (701)

Cash flows from financing activities:
  Repayment of mortgage notes payable                             (17,100)         --
  Proceeds from mortgage notes payable                             36,860          --
  Loan costs paid                                                  (1,137)         --
  Payments on mortgage notes payable                                 (115)         --
  Distributions to partners                                       (20,542)     (4,358)
         Net cash used in financing activities                     (2,034)     (4,358)

Net increase (decrease) in cash and cash equivalents                  573      (1,286)

Cash and cash equivalents at beginning of period                    2,010       5,451

Cash and cash equivalents at end of period                        $ 2,583     $ 4,165

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,767     $ 1,504

                See Accompanying Notes to Financial Statements


e)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following amounts were paid or accrued to the General Partner and its affiliates during each of the nine month periods ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $537      $511
 Reimbursements for services of affiliates (included in
   investment properties, general and administrative
   expenses, and operating expenses)                               780       368
 Loan costs (included in other assets)                             369        --

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $537,000 and $511,000 for management fees for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $780,000 and $368,000 for the nine month periods ended September 30, 2001 and 2000, respectively. Included in the charges for the nine months ended September 30, 2001 is approximately $412,000 of construction service reimbursements.

In addition to reimbursement for services of affiliates, an affiliate of the General Partner earned approximately $369,000 for services related to the refinancings of Lamplighter Park Apartments, Tamarac Village Apartments, Cedar Rim Apartments, and Hidden Cove Apartments during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets on the balance sheet.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 196,772.90 limited partnership units in the Partnership representing 51.37% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership paid cash distributions of approximately $20,542,000 (approximately $20,337,000 to the limited partners or $53.09 per limited partnership unit) of which approximately $2,884,000 (approximately $2,855,000 to the limited partners or $7.45 per limited partnership unit) was from operations and approximately $17,658,000 (approximately $17,482,000 to the limited partners or $45.64 per limited partnership unit) was from refinancing proceeds of Tamarac Village Apartments, Lamplighter Park Apartments, and Cedar Rim Apartments. The Partnership paid distributions of cash generated from operations of approximately $4,358,000 (approximately $4,314,000 to the limited partners or $11.26 per limited partnership unit) during the nine months ended September 30, 2000. Subsequent to September 30, 2001, the General Partner declared and paid a distribution of approximately $1,834,000 (approximately $1,816,000 to the limited partners or $4.74 per limited partnership unit) of which approximately $1,107,000 (approximately $1,096,000 to the limited partners or $2.86 per limited partnership unit) was from operations and approximately $727,000 (approximately $720,000 to the limited partners or $1.88 per limited partnership unit) was from refinancing proceeds of Hidden Cove and Cedar Rim Apartments.

Note D - Refinancings of Mortgage Notes Payable

On June 27, 2001, the Partnership refinanced the mortgage encumbering Tamarac Village. The refinancing replaced indebtedness of approximately $9,400,000 with a new mortgage of $21,000,000. The new mortgage carries a stated interest rate of 7.45% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $136,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $604,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $2,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $247,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

On July 23, 2001, the Partnership refinanced the mortgage encumbering Cedar Rim Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage of $5,000,000. The new mortgage carries a stated interest rate of 7.49% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on August 1, 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $166,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $152,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $120,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties at September 30, 2001 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Cedar Rim                                     90%        93%
        New Castle, Washington
      Hidden Cove by the Lake                       88%        94%
        Belleville, Michigan
      Lamplighter Park                              94%        97%
        Bellevue, Washington
      Park Capital                                  92%        95%
        Salt Lake City, Utah
      Sandpiper I and II                            96%        97%
        St. Petersburg, Florida
      Tamarac Village I, II, III, IV                94%        97%
        Denver, Colorado
      Williamsburg Manor                            95%        97%
        Cary, North Carolina

The General Partner attributes the decrease in occupancy at Cedar Rim to increased job layoffs and home purchases. The decrease in occupancy at Hidden Cove by the Lake is due to several units being repaired for water leaks that are unleasable and more stringent tenant screening at the property. The decrease in occupancy at Lamplighter Park is due to layoffs and increased competition in the area of the property. The decrease in occupancy at Park Capital is due to decreased traffic due to the permanent closing of the main street access from downtown Salt Lake City to the complex and increased home purchases. The decrease in occupancy at Tamarac Village is due to increased home purchases, layoffs, and competition in the area of the property.

Results of Operations

The Partnership had net income of approximately $1,598,000 for the nine months ended September 30, 2001 compared to approximately $2,194,000 for the nine months ended September 30, 2000. The Partnership had net income of approximately $293,000 for the three months ended September 30, 2001 compared to approximately $744,000 for the three months ended September 30, 2000. The decrease in net income for the nine month period ended September 30, 2001 is due to an increase in total expenses and the recognition during the nine months ended September 30, 2001 of an extraordinary loss on early extinguishment of debt partially offset by an increase in total revenues. The decrease in net income for the three month period ended September 30, 2001 is due to a decrease in total revenues, an increase in total expenses, and the recognition during the three months ended September 30, 2001 of an extraordinary loss on early extinguishment of debt. The extraordinary loss on early extinguishment of debt for the nine months ended September 30, 2001 relates to the refinancings of the mortgages encumbering Tamarac Village, Lamplighter Park, Cedar Rim, and Hidden Cove (see discussion in "Liquidity and Capital Resources"). The extraordinary loss on early extinguishment of debt for the three months ended September 30, 2001 relates to the refinancings of the mortgages encumbering Cedar Rim and Hidden Cove.

Total revenues increased for the nine month period ended September 30, 2001 due to increases in both rental and other income. Total revenues decreased for the three month period ended September 30, 2001 due to decreases in both rental and other income. Rental income increased for the nine month period ended September 30, 2001 due to increased average rental rates at all of the Partnership's properties and reduced bad debt expenses at Tamarac Village, Hidden Cove, and Park Capital which more than offset the decreases in occupancy at all of the Partnership's properties and increased concession costs primarily at Cedar Rim, Lamplighter, Sandpiper I & II, and Tamarac Village. Rental income decreased for the three month period ended September 30, 2001 due to decreases in occupancy at all of the Partnership's properties and increased concession costs primarily at Cedar Rim, Lamplighter, Sandpiper I and II , and Tamarac Village partially offset by increased average rental rates at all of the Partnership's properties. Other income increased for the nine months ended September 30, 2001 due to increased utility reimbursements primarily at Tamarac Village, Lamplighter Park and Sandpiper I & II and increased corporate apartment rental income at Park Capital partially offset by a decrease in interest income due to lower average cash balances in interest bearing accounts. Other income decreased for the three month period ended September 30, 2001 due to decreased utility income at Tamarac Village and decreased interest income due to lower average cash balances in interest bearing accounts.

Total expenses increased for the nine month period ended September 30, 2001 due primarily to increased operating, deprecation, interest, and property tax expenses partially offset by decreased general and administrative expenses. Total expenses increased for the three month period ended September 30, 2001 due primarily to increased operating and interest expenses partially offset by decreased property tax and general and administrative expenses. Operating expenses increased due to increased utility expenses primarily at Tamarac Village, increased insurance expense at all of the Partnership's properties and increased management fees due to increased rental revenues, partially offset by reduced payroll related costs primarily at Tamarac Village and Lamplighter Park. Depreciation expense increased for the nine months ended September 30, 2001 due to capital improvements completed during the past twelve months which are now being depreciated. Interest expense increased due to the refinancings of Tamarac Village Apartments, Lamplighter Park Apartments, Cedar Rim Apartments, and Hidden Cove Apartments, which increased the debt balance at the properties. Property tax expense increased for the nine months ended September 30, 2001 primarily due to an increased assessed value at Tamarac Village. Property tax expense decreased for the three months ended September 30, 2001 primarily due to a tax refund received at Williamsburg Manor Apartments during 2001. General and administrative expenses decreased due to a decrease in legal expenses which was partially offset by an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at September 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership held cash and cash equivalents of approximately $2,583,000 compared to approximately $4,165,000 at September 30, 2000. The increase in cash and cash equivalents for the nine months ended September 30, 2001 from the Partnership's year ended December 31, 2000 was approximately $573,000. This increase is due to approximately $3,936,000 of cash provided by operating activities which was partially offset by approximately $1,329,000 of cash used in investing activities and approximately $2,034,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements which were slightly offset by net receipts from restricted escrows maintained by the mortgage lender and insurance proceeds received. Cash used in financing activities consisted of the repayment of the mortgages encumbering Tamarac Village Apartments, Lamplighter Park Apartments, Cedar Rim Apartments, and Hidden Cove Apartments, loan costs paid, distributions to partners, and payments of principal made on the mortgages encumbering the Partnership's properties which were partially offset by proceeds received from the refinancings of the mortgages encumbering Tamarac Village Apartments, Lamplighter Park Apartments, Cedar Rim Apartments, and Hidden Cove Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim

During the nine months ended September 30, 2001, the Partnership completed approximately $110,000 of budgeted and non-budgeted capital improvements at the property, consisting primarily of appliances, structural improvements, carpet and vinyl replacements, parking lot resurfacing, and interior decoration. These improvements were funded from replacement reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $50,000, consisting primarily of carpet and vinyl replacements, interior upgrades, and swimming pool improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the nine months ended September 30, 2001, the Partnership completed approximately $100,000 of capital improvements, consisting primarily of carpet and vinyl replacements, swimming pool improvements, countertop replacements, air conditioning unit replacement, and structural improvements. These improvements were funded from replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $175,000, consisting primarily of water submetering, door replacements, swimming pool improvements, grounds lighting, and carpet replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lamplighter Park

During the nine months ended September 30, 2001, the Partnership completed approximately $125,000 of budgeted and non-budgeted capital improvements, consisting primarily of grounds lighting, window treatments, carpet and vinyl replacements, appliances and structural improvements. These improvements were funded from replacement reserves, insurance proceeds, and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $93,000, consisting primarily of plumbing upgrades, carpet and vinyl replacements, pool improvements, appliances and heating improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Park Capital

During the nine months ended September 30, 2001, the Partnership completed approximately $243,000 of capital improvements, consisting primarily of structural improvements, appliances, office computers, electrical upgrades, cabinet replacements, signage, and carpet and vinyl replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $282,000, consisting primarily of carpet and vinyl replacements, major landscaping, structural improvements, and appliances. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarac Village

During the nine months ended September 30, 2001, the Partnership completed approximately $538,000 of capital improvements, consisting primarily of electrical upgrades, carpet and vinyl replacements, roof replacement, appliances, cabinet replacements, lighting upgrades, structural improvements, garage and carport improvements, and interior decoration. These improvements were funded from replacement reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $991,000, consisting primarily of carpet replacements, remodeling and upgrading the clubhouse, installing a double set of doors at the ATM machine, structural improvements, and roof replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Williamsburg Manor

During the nine months ended September 30, 2001, the Partnership completed approximately $117,000 of budgeted and non-budgeted capital improvements, consisting primarily of plumbing fixtures, cabinet replacements, carpet and vinyl replacements, water heater replacements, air conditioning unit replacements, and structural improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $99,000, consisting primarily of air conditioning unit replacement, window treatments, and carpet and vinyl replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the nine months ended September 30, 2001, the Partnership completed approximately $203,000 of capital improvements consisting primarily of air conditioning unit replacements, carpet and vinyl replacements, structural improvements, recreational facility improvements, appliances, plumbing fixtures, and cabinet replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $296,000, consisting primarily of exterior painting, cabinet replacements, carpet and vinyl replacements, signage, air conditioning unit replacements and fitness equipment. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Tamarac Village. The refinancing replaced indebtedness of approximately $9,400,000 with a new mortgage of $21,000,000. The new mortgage carries a stated interest rate of 7.45% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $136,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $604,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $2,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $247,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

On July 23, 2001, the Partnership refinanced the mortgage encumbering Cedar Rim Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage of $5,000,000. The new mortgage carries a stated interest rate of 7.49% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on August 1, 2021 at which time the loan will be fully amortized. Total capitalized loan costs were approximately $166,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan will be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $152,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $120,000 at September 30, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Partnership's mortgage indebtedness of approximately $36,745,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans will be fully amortized. The Partnership's other mortgage indebtedness of $10,825,000 requires interest only payments and has maturity dates of December 2005, with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership paid cash distributions of approximately $20,542,000 (approximately $20,337,000 to the limited partners or $53.09 per limited partnership unit) of which approximately $2,884,000 (approximately $2,855,000 to the limited partners or $7.45 per limited partnership unit) was from operations and approximately $17,658,000 (approximately $17,482,000 to the limited partners or $45.64 per limited partnership unit) was from refinancing proceeds of Tamarac Village Apartments, Lamplighter Park Apartments, and Cedar Rim Apartments. The Partnership paid distributions of cash generated from operations of approximately $4,358,000 (approximately $4,314,000 to the limited partners or $11.26 per limited partnership unit) during the nine months ended September 30, 2000. Subsequent to September 30, 2001, the General Partner declared and paid a distribution of approximately $1,834,000 (approximately $1,816,000 to the limited partners or $4.74 per limited partnership unit) of which approximately $1,107,000 (approximately $1,096,000 to the limited partners or $2.86 per limited partnership unit) was from operations and approximately $727,000 (approximately $720,000 to the limited partners or $1.88 per limited partnership unit) was from refinancing proceeds of Hidden Cove and Cedar Rim Apartments. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 196,772.90 limited partnership units in the Partnership representing 51.37% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.37% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    a)    Exhibits:

          Exhibit 10.51, Multifamily Note dated September 19, 2001, by and between Consolidated Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation.

    b)    Reports on Form 8-K filed during the quarter ended September 30, 2001:

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



                                    CONSOLIDATED     CAPITAL     INSTITUTIONAL
                                    PROPERTIES/3


                                    By:   CONCAP EQUITIES, INC.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller


                                    Date:

                                                        FHLMC Loan No. 002738341
                                                          Hidden Cove Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $2,860,000.00                                      As of September 18, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Two Million Eight Hundred Sixty Thousand and 00/100 Dollars (US $2,860,000.00), with interest on the unpaid principal balance at the annual rate of Six and Eighty One Hundredths percent (6.81%).

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Twenty One Thousand Eight Hundred Forty Eight and 55/100 Dollars (US $21,848.55), shall be payable on the first day of each month beginning on November 1, 2001, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on October 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

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

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

                                  CONSOLIDATED CAPITAL INSTITUTIONAL
                                  PROPERTIES/3, a California limited partnership

                                    By: CONCAP Equities, Inc., a Delaware
                                        corporation, its general partner




                                        By:  ________________________
                                            Patti K. Fielding
                                            Senior Vice President



                                   942382571
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS __ DAY OF SEPTEMBER 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Robert D. Falese, III
   Vice President

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