Form 10KSB
period 2001-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2002-03-27
CIK 768890

FORM 10-KSB--Annual or Transitional Report Under
                               Section 13 or 15(d)
                                   Form 10-KSB
(Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934[No Fee Required]

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

State issuer's revenues for its most recent fiscal year.   $14,110,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. Commencing July 23, 1985, the Partnership offered 800,000 Units of Limited Partnership Interests (the "Units") at a purchase price of $250 per unit pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on May 15, 1987, with 383,033 units sold for an aggregate of approximately $95,758,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real estate properties for investment. The Partnership was formed for the benefit of its Limited Partners (herein so called and together with the General Partner shall be called the "Partners") to lend funds to ConCap Equity Partners/3, ConCap Equity Partners/4, and ConCap Equity Partners/5 ("EP/3", "EP/4" and "EP/5", respectively). EP/3, EP/4 and EP/5 represent California limited partnerships in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"), the former corporate general partner of the Partnership.

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

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. As of December 31, 2001, Insignia Properties, L.P. an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 2001, the Partnership owned seven apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, which range in age from 16 to 33 years old.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provides such property management services.

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

Item 2.     Description of Properties

The following table sets forth the Registrant's investment in properties:



                                 Date of
Property                       Acquisition  Type of Ownership           Use

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


                         Gross
                        Carrying    Accumulated                          Federal
Property                 Value      Depreciation     Rate    Method     Tax Basis
                            (in thousands)                           (in thousands)

Cedar Rim               $ 5,385       $ 2,695      3-30 yrs    S/L       $ 4,319
Hidden Cove               6,098         3,404      3-30 yrs    S/L         3,996
Lamplighter Park          7,979         3,083      3-30 yrs    S/L         6,288
Park Capital              3,671         1,919      5-30 yrs    S/L         2,375
Tamarac Village          16,762         6,771      5-30 yrs    S/L        11,712
Williamsburg Manor        7,482         2,253      5-30 yrs    S/L         5,591
Sandpiper I & II          9,109         2,585      5-30 yrs    S/L         6,881

                        $56,486       $22,710                            $41,162

See "Note A" of the Notes to Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                             Principal                                  Principal
                             Balance At        Stated                    Balance
                            December 31,      Interest    Maturity        Due At
        Property                2001            Rate        Date       Maturity (1)
                           (in thousands)                             (in thousands)

Cedar Rim                     $ 4,963          7.49%      08/01/21         $ --
Hidden Cove                     2,849          6.81%      10/01/21            --
Lamplighter Park                7,927          7.48%      07/01/21            --
Park Capital                    2,725          6.95%      12/01/05         2,725
Tamarac Village                20,807          7.45%      07/01/21            --
Williamsburg Manor              4,150          6.95%      12/01/05         4,150
Sandpiper I & II                3,950          6.95%      12/01/05         3,950

                              $47,371                                    $10,825

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Tamarac Village Apartments. The refinancing replaced indebtedness of approximately $9,400,000 with a new mortgage of $21,000,000. The new mortgage carries a stated interest rate of 7.45% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $136,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $587,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $2,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $245,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs.

On July 23, 2001, the Partnership refinanced the mortgage encumbering Cedar Rim Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage of $5,000,000. The new mortgage carries a stated interest rate of 7.49% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on August 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $172,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $152,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $120,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $27,000 due to the write-off of unamortized loan costs.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property were as follows:

                                        Average Annual
                                          Rental Rate            Average Annual
                                          (per unit)                Occupancy

 Property                              2001         2000        2001        2000

 Cedar Rim                           $11,834      $11,381        91%         93%
 Hidden Cove                           9,216        9,325        88%         94%
 Lamplighter Park                     10,840       10,294        94%         97%
 Park Capital                          8,655        8,361        93%         95%
 Tamarac Village                       8,369        7,954        93%         96%
 Williamsburg Manor                    9,303        9,217        95%         97%
 Sandpiper I & II                      8,179        7,797        96%         97%

The Managing General Partner attributes the decrease in occupancy at Hidden Cove Apartments to more stringent tenant screening at the property. The decrease in occupancy at Lamplighter Park Apartments is attributed to an overall decline in the market and the loss of jobs in the area. The decrease in occupancy at Tamarac Village Apartments is attributed to an overall decline in the multi-family market for the area due to increased home purchases and layoffs.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

                                            2001               2001
                                            Taxes              Rate
                                       (in thousands)

          Cedar Rim                         $ 95               1.21%
          Hidden Cove                         71               4.60%
          Lamplighter Park                    78               0.95%
          Park Capital                        50               0.79%
          Tamarac Village                    186               0.54%
          Williamsburg Manor                  95               1.02%
          Sandpiper I & II                   206               2.37%

Capital Improvements

Cedar Rim

During the year ended December 31, 2001, the Partnership completed approximately $191,000 of capital improvements at the property, consisting primarily of structural improvements, carpet and vinyl replacements, and interior decoration. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $31,200. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the year ended December 31, 2001, the Partnership completed approximately $118,000 of capital improvements, consisting primarily of carpet and vinyl replacements, air conditioning unit replacements, and structural improvements. These improvements were funded from replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $36,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lamplighter Park

During the year ended December 31, 2001, the Partnership completed approximately $167,000 of capital improvements, consisting primarily of grounds lighting, window treatments, appliances, structural improvements and carpet and vinyl replacements. These improvements were funded from replacement reserves, insurance proceeds, and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $52,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Park Capital

During the year ended December 31, 2001, the Partnership completed approximately $316,000 of capital improvements, consisting primarily of structural improvements, installing washers and dryers and carpet and vinyl replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $40,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarac Village

During the year ended December 31, 2001, the Partnership completed approximately $637,000 of capital improvements, consisting primarily of electrical upgrades, carpet and vinyl replacements, roof replacement, appliances, garage and carport improvements, and interior decoration. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $169,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Williamsburg Manor

During the year ended December 31, 2001, the Partnership completed approximately $145,000 of capital improvements, consisting primarily of plumbing fixtures, air conditioning unit replacements, and carpet and vinyl replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the year ended December 31, 2001, the Partnership completed approximately $231,000 of capital improvements consisting primarily of carpet and vinyl replacements, structural improvements, air conditioning unit replacements, recreational facility improvements, appliances, and cabinet replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $82,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholders
            Matters

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units aggregating approximately $95,758,000. The Partnership currently has 10,200 holders of record of Limited Partnership Units owning an aggregate of 383,033 units. Affiliates of the General Partner owned 197,350 units or 51.52% at December 31, 2001. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6" for further details).

                                                    Distributions
                                                               Per Limited
                                           Aggregate        Partnership Unit
                                         (in thousands)

         01/01/00 - 12/31/00              $ 7,996 (1)            $20.67
         01/01/01 - 12/31/01               22,656 (2)             58.56

(1)   Distributions were made from cash from operations.

(2) Consists of $4,271,000 of cash from operations and $18,385,000 of cash from the refinancing proceeds of Lamplighter Park Apartments, Tamarac Village Apartments, Cedar Rim Apartments, and Hidden Cove Apartments during 2001.

Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 197,350 limited partnership units in the Partnership representing 51.52% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.52% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership had net income of approximately $1,916,000 for the year ended December 31, 2001, compared to approximately $2,984,000 for the year ended December 31, 2000. Net income decreased for the year ended December 31, 2001 partially due to the extraordinary loss on early extinguishment of debt and additional interest expense relating to the refinancing of the mortgages encumbering Lamplighter Park Apartments, Tamarac Village Apartments, Cedar Rim Apartments, and Hidden Cove Apartments during 2001 (see discussion in "Liquidity and Capital Resources" below).

The Partnership had income before the extraordinary item of approximately $2,072,000 for the year ended December 31, 2001, compared to approximately
$2,984,000 for the year ended December 31, 2000. The decrease in income before the extraordinary item is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2001 primarily due to increased operating, property tax, depreciation and interest expenses, partially offset by reduced general and administrative expenses. Operating expenses increased due to increases in hazard insurance at all of the Partnership`s properties, increased utility expenses primarily at Tamarac Village Apartments and Lamplighter Village Apartments and increased property management fees at all of the Partnership's properties. Property tax expense increased primarily due to increased assessed values at Tamarac Village Apartments and Cedar Rim Apartments and the timing of the receipt of the tax bills at Hidden Cove and Tamarac Village Apartments which impacted the accruals at December 31, 2001 and 2000. These invoices were partially offset by a refund received during the year ended December 31, 2001 at Williamsburg Manor Apartments for taxes paid in prior years. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. Interest expense increased due to the refinancing of the mortgages encumbering Lamplighter Park Apartments, Tamarac Village Apartments, Cedar Rim Apartments, and Hidden Cove Apartments during 2001, which increased the average debt balance at the properties for 2001. General and administrative expenses decreased due to a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, reduced legal expenses and professional fees associated with the management of the Partnership. Also included in general and administrative expenses at December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income. Rental income increased due to increased average annual rental rates at all of the Partnership's properties, with the exception of Hidden Cove Apartments and increased bad debt collections at Tamarac Village Apartments and Sandpiper I & II Apartments, which was partially offset by decreases in occupancy at all of the Partnership's properties and increased concession costs at all the Partnership's properties except Williamsburg Apartments. Other income increased primarily due to increased utility reimbursements at Sandpiper I & II Apartments, Tamarac Village Apartments, and Lamplighter Park Apartments and increases in corporate unit revenue at Park Capital Apartments which were partially offset by a decrease in interest income due to lower average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership held cash and cash equivalents of approximately $510,000 compared to approximately $2,010,000 at December 31, 2000. The decrease in cash and cash equivalents for the year ended December 31, 2001, from the Partnership's year ended December 31, 2000, was approximately $1,500,000. This decrease is due to approximately $4,334,000 of cash used in financing activities and approximately $1,771,000 of cash used in investing activities, which was partially offset by approximately $4,605,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners, repayments of mortgage notes payable, loan costs paid, and principal payments on mortgage notes payable which were partially offset by proceeds from mortgage notes payable. Cash used in investing activities consisted of property improvements and replacements which was partially offset by insurance proceeds received and net receipts from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Tamarac Village Apartments. The refinancing replaced indebtedness of approximately $9,400,000 with a new mortgage of $21,000,000. The new mortgage carries a stated interest rate of 7.45% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $136,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $587,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $2,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $245,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs.

On July 23, 2001, the Partnership refinanced the mortgage encumbering Cedar Rim Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage of $5,000,000. The new mortgage carries a stated interest rate of 7.49% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on August 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $172,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $152,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $120,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $27,000 due to the write-off of unamortized loan costs.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $47,371,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness of approximately $36,546,000 that was refinanced during 2001 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

During the year ended  December  31,  2001,  the  Registrant  declared  and paid distributions of approximately $22,656,000 (approximately $22,429,000 to the limited partners or $58.56 per limited partnership unit) consisting of approximately $4,271,000 (approximately $4,228,000 to the limited partners or $11.04 per limited partnership unit) from operations and approximately $18,385,000 (approximately $18,201,000 to the limited partners or $47.52 per limited partnership unit) from the refinancing proceeds of Lamplighter Park Apartments, Tamarac Village Apartments, Cedar Rim Apartments, and Hidden Cove Apartments. During the year ended December 31, 2000, the Partnership paid cash distributions generated from operations of approximately $7,996,000
(approximately $7,916,000 to the limited partners or $20.67 per limited partnership unit). Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods.

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenues were to be allocated to such reserve to the extent necessary to maintain the foregoing level. During the third quarter of 2000, the Partnership solicited the vote of the Limited Partners to approve an amendment to the Partnership Agreement. The effect of the amendment was to change such provision to require the Partnership to maintain reasonable reserves for normal working capital and contingencies in an amount determined from time to time by the General Partner in its sole discretion. The Solicitation Statement was mailed to Limited Partners on September 16, 2000. Upon the expiration of the solicitation period (close of business on October 16, 2000), the requisite number of positive votes were received to effect this amendment.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 197,350 limited partnership units in the Partnership representing 51.52% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.52% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements


                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  financial   position  of  Consolidated   Capital
Institutional Properties/3 as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $   510
   Receivables and deposits                                                      897
   Restricted escrows                                                            445
   Other assets                                                                1,360
   Investment properties (Notes C and F)
      Land                                                    $  8,641
      Buildings and related personal property                   47,845
                                                                56,486
      Less accumulated depreciation                            (22,710)       33,776
                                                                            $ 36,988

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   168
   Tenant security deposit liabilities                                           315
   Accrued property taxes                                                        211
   Other liabilities                                                             413
   Mortgage notes payable (Note C)                                            47,371

Partners' Deficit
   General partner                                             $ (956)
   Limited partners (383,033 units outstanding)                (10,534)
                                                                             (11,490)
                                                                            $ 36,988

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                        (in thousands, except per unit data)



                                                      For the Years Ended December 31,
                                                           2001              2000
Revenues:
  Rental income                                           $12,827          $12,803
  Other income                                              1,283            1,165
         Total revenues                                    14,110           13,968

Expenses:
  Operating                                                 4,797            4,532
  General and administrative                                  671              765
  Depreciation                                              2,902            2,870
  Interest                                                  2,863            2,127
  Property taxes                                              805              690
         Total expenses                                    12,038           10,984

Income before extraordinary item                            2,072            2,984

Extraordinary loss on early extinguishment of
  debt (Note C)                                              (156)              --

Net income (Note G)                                       $ 1,916          $ 2,984

Net income allocated to general partner (1%)               $ 19              $ 30
Net income allocated to limited partners (99%)              1,897            2,954

                                                          $ 1,916          $ 2,984
Per limited partnership unit:
  Income before extraordinary item                        $ 5.35            $ 7.71
  Extraordinary loss on early extinguishment of
    debt                                                    (0.40)              --
Net income                                                $ 4.95            $ 7.71

Distributions per limited partnership unit                $ 58.56          $ 20.67

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                          (in thousands, except unit data)


                                      Limited
                                      Partnership    General     Limited
                                         Units       Partner    Partners      Total

Original capital contributions          383,033        $ 1      $ 95,758    $ 95,759

Partners' (deficit) capital at
   December 31, 1999                    383,033      $ (698)    $ 14,960    $ 14,262

Net income for the year ended
   December 31, 2000                         --           30       2,954       2,984

Distributions to partners                    --          (80)     (7,916)     (7,996)

Partners' (deficit) capital at
   December 31, 2000                    383,033         (748)      9,998       9,250

Net income for the year ended
   December 31, 2001                         --           19       1,897       1,916

Distributions to partners                    --         (227)    (22,429)    (22,656)

Partners' deficit at
   December 31, 2001                    383,033      $ (956)    $(10,534)   $(11,490)

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                                           Years Ended December 31,
                                                             2001             2000
Cash flows from operating activities:
  Net income                                               $ 1,916          $ 2,984
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                             2,902            2,870
     Amortization of loan costs                                 116              121
     Extraordinary loss on early extinguishment of
      debt                                                      156               --
     Casualty loss                                               9                --
     Changes in accounts:
      Receivables and deposits                                  (28)             (79)
      Other assets                                               (5)             (37)
      Accounts payable                                         (159)             (51)
      Due to affiliate                                           --             (125)
      Tenant security deposit liabilities                       (30)              64
      Accrued property taxes                                     59              (35)
      Other liabilities                                        (331)             294
        Net cash provided by operating activities             4,605            6,006

Cash flows from investing activities:
  Property improvements and replacements                     (1,784)          (1,873)
  Net receipts from restricted escrows                            1              422
  Insurance proceeds received                                    12               --
        Net cash used in investing activities                (1,771)          (1,451)

Cash flows from financing activities:
  Repayment of mortgage notes payable                       (17,100)              --
  Proceeds from mortgage notes payable                       36,860               --
  Loan costs paid                                            (1,124)              --
  Payments on mortgage notes payable                           (314)              --
  Distributions to partners                                 (22,656)          (7,996)
        Net cash used in financing activities                (4,334)          (7,996)

Net decrease in cash and cash equivalents                    (1,500)          (3,441)

Cash and cash equivalents at beginning of year                2,010            5,451

Cash and cash equivalents at end of year                    $ 510           $ 2,010

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 2,619          $ 2,006

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                   $ 21             $ --
  Insurance receivable for casualty at Lamplighter
   Park Apartments                                          $ 237             $ --


                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


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

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $365,000 at December 31, 2001 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

As a result of the refinancing of Williamsburg Manor Apartments, Sandpiper I & II Apartments and Park Capital Apartments in 1995 a replacement reserve was established. Each property makes monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 2001, this reserve totaled approximately $155,000.

As a result of the refinancing of the mortgages encumbering Lamplighter Park Apartments, Tamarac Village Apartments, and Hidden Cove Apartments in 2001, capital improvement escrows were established for $2,000, $136,000 and $152,000, respectively. These capital improvement escrows are designated for certain capital replacements at the properties. At December 31, 2001, this reserve balance totaled approximately $290,000.

Investment Properties

Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

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

Loan Costs

At December 31, 2001, loan costs of approximately $1,493,000, less accumulated amortization of approximately $265,000 are included in other assets. Loan costs are amortized on a straight-line basis over the life of the loans.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense of approximately $209,000 and $229,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the years ended December 31, 2001 and 2000:

                                                        2001          2000
                                                          (in thousands)
Property management fees (included in
  operating expenses)                                   $748          $688
Reimbursements for services of affiliates
  (included in investment properties and general
  and administrative expenses)                           993           590
Loan costs (included in other assets)                    369            --

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $748,000 and $688,000 for management fees for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $993,000 and $590,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are construction oversight fees paid to an affiliate of the General Partner of approximately $509,000 and $48,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

In addition to reimbursement for services of affiliates, an affiliate of the General Partner was paid approximately $369,000 for services related to the refinancing of the mortgages encumbering Lamplighter Park Apartments, Tamarac Village Apartments, Cedar Rim Apartments, and Hidden Cove Apartments during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $121,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 197,350 limited partnership units in the Partnership representing 51.52% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.52% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Mortgage Notes Payable

Mortgage notes payable at December 31, 2001, consist of the following:


                        Principal     Monthly                            Principal
                       Balance At     Payment     Stated                  Balance
                      December 31,   Including   Interest   Maturity       Due At
                          2001       Interest      Rate       Date        Maturity
      Property             (in thousands)                              (in thousands)

Cedar Rim                $ 4,963       $ 40       7.49%     08/01/21        $ --
Hidden Cove                2,849         22       6.81%     10/01/21           --
Lamplighter Park           7,927         64       7.48%     07/01/21           --
Park Capital               2,725         16 (1)   6.95%     12/01/05        2,725
Tamarac Village           20,807        169       7.45%     07/01/21           --
Williamsburg Manor         4,150         24 (1)   6.95%     12/01/05        4,150
Sandpiper I & II           3,950         23 (1)   6.95%     12/01/05        3,950

                         $47,371       $358                               $10,825

(1)   Interest only payments.

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties. Also, all notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Tamarac Village Apartments. The refinancing replaced indebtedness of approximately $9,400,000 with a new mortgage of $21,000,000. The new mortgage carries a stated interest rate of 7.45% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $136,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $587,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $2,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $245,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs.

On July 23, 2001, the Partnership refinanced the mortgage encumbering Cedar Rim Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage of $5,000,000. The new mortgage carries a stated interest rate of 7.49% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on August 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $172,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $152,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $120,000 during the year ended December 31, 2001. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $27,000 due to the write-off of unamortized loan costs.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                                   2002           $  856
                                   2003              923
                                   2004              993
                                   2005           11,895
                                   2006            1,152
                                Thereafter        31,552
                                                 $47,371

Note D - Commitment

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenue were to be allocated to such reserve to the extent necessary to maintain the foregoing level. During the third quarter of 2000, the Partnership solicited the vote of the Limited Partners to approve an amendment to the Partnership Agreement. The effect of the amendment was to change such provision to require the Partnership to maintain reasonable reserves for normal working capital and contingencies in an amount determined from time to time by the General Partner in its sole discretion. The Solicitation Statement was mailed to Limited Partners on September 16, 2000. Upon the expiration of the solicitation period (close of business on October 16, 2000), the requisite number of positive votes were received to effect this amendment.

Note E - Distributions

During the year ended  December  31,  2001,  the  Registrant  declared  and paid distributions of approximately $22,656,000 (approximately $22,429,000 to the limited partners or $58.56 per limited partnership unit) consisting of approximately $4,271,000 (approximately $4,228,000 to the limited partners or $11.04 per limited partnership unit) from operations and approximately $18,385,000 (approximately $18,201,000 to the limited partners or $47.52 per limited partnership unit) from the refinancing proceeds of Lamplighter Park Apartments, Tamarac Village Apartments, Cedar Rim Apartments, and Hidden Cove Apartments. During the year ended December 31, 2000, the Partnership paid cash distributions generated from operations of approximately $7,996,000
(approximately $7,916,000 to the limited partners or $20.67 per limited partnership unit).

Note F - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings          Cost
                                                       and Related     Capitalized
                                                        Personal      Subsequent to
Description                 Encumbrances      Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Cedar Rim                     $ 4,963        $ 778       $ 4,322          $ 285
Hidden Cove                     2,849           184        4,416           1,498
Lamplighter Park                7,927         2,458        5,167             354
Park Capital                    2,725           280        2,100           1,291
Tamarac Village                20,807         2,464       10,536           3,762
Williamsburg Manor              4,150         1,281        5,124           1,077
Sandpiper I & II                3,950         1,463        5,851           1,795

         Totals               $47,371       $ 8,908      $37,516         $10,062



                       Gross Amount At Which
                              Carried
                        At December 31, 2001
                           (in thousands)

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

Cedar Rim            $ 618    $ 4,767   $ 5,385     $ 2,695      1980    04/12/91    3-30
Hidden Cove             184     5,914     6,098       3,404      1972    03/23/90    3-30
Lamplighter Park      2,351     5,628     7,979       3,083      1968    04/12/91    3-30
Park Capital            280     3,391     3,671       1,919      1974    04/13/90    5-30
Tamarac Village       2,464    14,298    16,762       6,771      1978    06/10/92    5-30
Williamsburg Manor    1,281     6,201     7,482       2,253      1970    11/30/94    5-30
Sandpiper I & II      1,463     7,646     9,109       2,585    1976/1985 11/30/94    5-30

                    $ 8,641   $47,845   $56,486     $22,710

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                         For the Years Ended December 31,
                                               2001             2000
                                                  (in thousands)
Investment Properties:
Balance at beginning of year                  $55,210          $53,428
   Additions                                    1,805            1,782
   Property disposal                             (529)              --
Balance at end of year                        $56,486          $55,210

Accumulated Depreciation:
Balance at beginning of year                  $20,079          $17,209
   Additions charged to expense                 2,902            2,870
   Property disposal                             (271)              --
Balance at end of year                        $22,710          $20,079

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $59,080,000 and $57,805,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000 is approximately $17,918,000 and $15,381,000, respectively.

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2001           2000

Net income as reported                             $ 1,916        $ 2,984
Add (deduct):
Fixed asset write-offs and casualty gain               237             --
Depreciation differences                               364            392
Change in prepaid rental income                       (182)            60
Other                                                 (204)           (58)

Federal taxable income                             $ 2,131        $ 3,378
Federal taxable income per limited
  partnership unit                                  $ 5.51         $ 8.73

The  following  is  a   reconciliation   at  December  31,  2001,   between  the
Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                   $(11,490)
  Land and buildings                             2,594
  Accumulated depreciation                       4,792
  Syndication fees                              11,298
  Other                                            358
Net assets - Federal tax basis                 $ 7,552

Note H - Casualty

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. As a result, the assets and related accumulated depreciation were written off in 2001. At December 31, 2001, the anticipated proceeds are recorded in insurance receivable. Therefore, no gain or loss relating to this fire was recognized during the year ended December 31, 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

      Name                    Age    Position

      Patrick J. Foye         44     Executive Vice President and Director

      Martha L. Long          42     Senior Vice President and Controller

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $75,000 and non-audit services (principally tax-related) of approximately $38,000.

Item 10.    Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2001, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the
Partnership:

              Name and address           Number of Units   Percent of Total

      Insignia Properties, LP               44,867.7            11.71%
      (an affiliate of AIMCO)
      Madison River Properties, LLC         46,747.4            12.21%
      (an affiliate of AIMCO)
      Cooper River Properties, LLC          28,039.3             7.32%
      (an affiliate of AIMCO)
      AIMCO Properties, LP                  77,695.6            20.28%
      (an affiliate of AIMCO)

Insignia  Properties  LP,  Cooper  River  Properties,   LLC  and  Madison  River
Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP, is also indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Beneficial Owners of Management

Except as described in Item 12 above, neither CEI nor any of the directors or officers of CEI own any Units of the Partnership of record or beneficially. Changes in Control

Beneficial Owners of CEI

As of December 31, 2001, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

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

The following amounts were paid or accrued to the General Partner and affiliates during each of the years ended December 31, 2001 and 2000:

                                                      2001            2000
                                                         (in thousands)

Property management fees                              $748            $688
Reimbursements for services of affiliates              993             590
Loan costs                                             369              --

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $748,000 and $688,000 for management fees for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $993,000 and $590,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are construction oversight fees paid to an affiliate of the General Partner of approximately $509,000 and $48,000 for the years ended December 31, 2001 and 2000, respectively. This fee is related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to investment properties and is being depreciated over 15 years.

In addition to reimbursement for services of affiliates, an affiliate of the General Partner was paid approximately $369,000 for services related to the refinancing of the mortgages encumbering Lamplighter Park Apartments, Tamarac Village Apartments, Cedar Rim Apartments, and Hidden Cove Apartments during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $121,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 197,350 limited partnership units in the Partnership representing 51.52% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.52% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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

10.10Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.11Assignment and Assumption dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
     1990).

10.12Assignment and Agreement as to Certain Property  Management  Services dated
     October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.13Assignment and Agreement as to Certain Property  Management  Services dated
     April 12, 1991, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the 1991 Annual Report on Form 10-K for the year ended December 31, 1991).

10.14Assignment  and Agreement  dated October 23, 1990, by and between CCMLP and
     The Hayman Company (100 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.15Assignment  and Agreement  dated October 23, 1990, by and between CCMLP and
     Metro ConCap, Inc. (300 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.16Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.17Construction Management Cost Reimbursement Agreement dated April 12, 1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1991).

10.18Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the Partnership and The Hayman Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.19Investor  Services  Agreement  dated  October 23, 1990,  by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.20Assignment and Assumption Agreement October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

10.21Letter of Notice dated December 20, 1991, from Partnership  Services,  Inc.
     ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.22Financial  Services  Agreement  dated  October 23, 1990, by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.23Assignment and Assumption  Agreement  (Financial  Services Agreement) dated
     October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.24Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1991).

10.25Joint  Application  for Approval of Settlement  Agreement  dated August 10,
     1990, between James W. Cunningham (EP/4's Trustee) and the Partnership (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.26Property Management Agreement No. 415 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
     1993).

10.27Assignment  and Assumption  Agreement  (Property  Management  Agreement No.
     415) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.28Assignment  and  Agreement as to Certain  Property  Management  Services as
     related to Property Management Agreement No. 415 dated May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.29Property Management Agreement No. 425 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
     1993).

10.30Assignment  and Assumption  Agreement  (Property  Management  Agreement No.
     425) dated May 13, 1993, by and between Coventry Properties, Inc., R&B Apartment Management Company Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.31Assignment  and  Agreement as to Certain  Property  Management  Services as
     related to Property Management Agreement No. 425 dated May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.32Property Management Agreement No. 509 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.33Assignment  and  Assumption  Agreement  as to Certain  Property  Management
     Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.34Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1995).

10.35Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1995).

10.36  Multifamily  Note dated November 30, 1995 between CCIP/3,  a
     California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

10.37Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1996).

10.38Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1996).

10.39Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1996).

10.40Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1996).

10.41Multifamily Note dated November 1, 1996 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1996).

10.42Purchase and Sale  Contract  between  Registrant  and  Eastgate  Technology
     Partnership, L.P., a California limited partnership, dated April 30, 1999. (Incorporated by reference to the Current Report on Form 8-K dated June 18, 1999.)

10.43Amendment to Purchase and Sale  Contract  between  Registrant  and Eastgate
     Technology Partners, L.P., dated May 28, 1999. (Incorporated by reference to the Current Report on Form 8-K dated June 18, 1999.)

10.44Purchase and Sale Contract between Registrant and FR Acquisitions,  Inc., a
     Maryland corporation, dated June 15, 1999. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999.)

10.45Amendment  to  Purchase  and  Sale  Contract  between   Registrant  and  FR
     Acquisitions, Inc., a Maryland corporation, dated August 31, 1999. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999.)

10.46Second  Amendment to Purchase and Sale Contract  between  Registrant and FR
     Acquisitions, Inc., a Maryland corporation, dated September 16, 1999. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999.)

10.47Third  Amendment to Purchase and Sale Contract  between  Registrant  and FR
     Acquisitions, Inc., a Maryland corporation, dated September 27, 1999. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1999.)

10.48Multifamily Note dated June 27, 2001, by and between  Consolidated  Capital
     Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

10.49Multifamily Note dated June 29, 2001, by and between  Consolidated  Capital
     Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

10.50Multifamily Note dated July 23, 2001, by and between  Consolidated  Capital
     Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

10.51Multifamily  Note dated  September  19, 2001,  by and between  Consolidated
     Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.)

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