Form 10QSB
period 2002-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2002-05-15
CIK 768890

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                   U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002


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

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                              $ 1,096
   Receivables and deposits                                                   913
   Restricted escrows                                                         416
   Other assets                                                             1,542
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              48,715
                                                           57,356
      Less accumulated depreciation                       (23,443)         33,913

                                                                         $ 37,880
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 353
   Tenant security deposit liabilities                                        311
   Accrued property taxes                                                     274
   Other liabilities                                                          725
   Mortgage notes payable                                                  47,162

Partners' Deficit
   General partner                                        $ (951)
   Limited partners (383,033 units outstanding)            (9,994)        (10,945)
                                                                         $ 37,880

                See Accompanying Notes to Financial Statements


b)

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                          Three Months Ended
                                                              March 31,
                                                         2002            2001
Revenues:
  Rental income                                         $ 2,976        $ 3,251
  Other income                                              395            338
  Casualty gain                                             292             --
      Total revenues                                      3,663          3,589

Expenses:
  Operating                                               1,167          1,184
  General and administrative                                153            159
  Depreciation                                              733            730
  Interest                                                  886            528
  Property taxes                                            179            201
      Total expenses                                      3,118          2,802

Net income                                               $  545         $  787

Net income allocated to general partner (1%)                  5              8
Net income allocated to limited partners (99%)              540            779
                                                         $  545         $  787

Net income per limited partnership unit                  $ 1.41         $ 2.03

Distributions per limited partnership unit               $   --         $ 5.01

                See Accompanying Notes to Financial Statements

c)

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                      (in thousands, except per unit data)


                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2001                  383,033       $ (956)     $(10,534)   $(11,490)

Net income for the three months
   ended March 31, 2002                    --             5          540         545

Partners' deficit at
   March 31, 2002                     383,033       $ (951)     $ (9,994)   $(10,945)

                See Accompanying Notes to Financial Statements


d)
                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 545        $ 787
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Casualty gain                                                (292)          --
      Depreciation                                                  733          730
      Amortization of loan costs                                     27           26
      Change in accounts:
        Receivables and deposits                                   (253)          87
        Other assets                                               (209)        (172)
        Accounts payable                                            206         (213)
        Tenant security deposit liabilities                          (4)           4
        Accrued property taxes                                       63          108
        Other liabilities                                           312         (150)
           Net cash provided by operating activities              1,128        1,207

Cash flows from investing activities:
  Property improvements and replacements                           (891)        (313)
  Insurance proceeds received                                       529           --
  Net receipts from restricted escrows                               29          237
           Net cash used in investing activities                   (333)         (76)

Cash flows from financing activities:
  Distributions to partners                                          --       (1,938)
  Payments on mortgage notes payable                               (209)          --
           Net cash used in financing activities                   (209)      (1,938)

Net increase (decrease) in cash and cash equivalents                586         (807)

Cash and cash equivalents at beginning of period                    510        2,010

Cash and cash equivalents at end of period                      $ 1,096      $ 1,203

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 864        $ 501

At December 31, 2001, approximately $21,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2002.

At December 31, 2001, approximately $237,000 of insurance proceeds were included in accounts receivable which are included in casualty gain during the three months ended March 31, 2002.

                See Accompanying Notes to Financial Statements


e)
               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $181,000 and $177,000 for management fees for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $130,000 and $137,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $16,000 and $2,000 for the three months ended March 31, 2002 and 2001, respectively. The construction management fees are calculated based on a percentage of additions to investment properties.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $125,000 and $158,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. As a result, the assets and related accumulated depreciation with a net book value of $237,000 were written off in 2001 and an insurance receivable of $237,000 was recorded at December 31, 2001. During the three months ended March 31, 2002 insurance proceeds of approximately $529,000 were received which resulted in a casualty gain of approximately $292,000 relating to this casualty being recognized during the three months ended March 31, 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties at March 31, 2002 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Cedar Rim                                     91%        87%
        New Castle, Washington
      Hidden Cove by the Lake                       95%        90%
        Belleville, Michigan
      Lamplighter Park                              82%        92%
        Bellevue, Washington
      Park Capital                                  99%        89%
        Salt Lake City, Utah
      Sandpiper I and II                            93%        96%
        St. Petersburg, Florida
      Tamarac Village I, II, III, IV                88%        96%
        Denver, Colorado
      Williamsburg Manor                            90%        96%
        Cary, North Carolina

The General Partner attributes the decrease in occupancy at Lamplighter Park to 30 units damaged by a fire in October 2001. The decrease in occupancy at Tamarac Village, Williamsburg Manor and Sandpiper I and II Apartments is due to increased layoffs and transfers at area companies. The increase in occupancy at Hidden Cove is due to capital improvements at the property which improved its curb appeal. The increase in occupancy at Cedar Rim is due to increased advertising. The increase in occupancy at Park Capital is due to increased traffic due to the Winter Olympic Games in Salt Lake City.

Results of Operations

The Partnership had net income of approximately $545,000 for the three months ended March 31, 2002, compared to approximately $787,000 for the three months ended March 31, 2001. The decrease in net income is due to an increase in total expenses partially offset by an increase in total revenue.

Total expenses increased due primarily to increased interest expense partially offset by a decrease in operating and property tax expenses. Interest expense increased due to the refinancings during 2001 of the mortgages encumbering Tamarac Village, Lamplighter Park, and Cedar Rim Apartments which increased the debt balance at each of these properties. Operating expense decreased primarily due to reduced utility expenses primarily at Tamarac Village and reduced commissions and bonuses primarily at Tamarac Village, Park Capital and Lamplighter Park Apartments. These decreases were partially offset by increased property insurance expenses at all of the Partnership's properties. Property tax expense decreased due to the timing of the receipt of the tax bill at Tamarac Village which affected the tax accruals recorded for the respective periods.

General and administrative expenses remained relatively constant over the comparable periods. Included in general and administrative expenses at both March 31, 2002 and 2001 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

Total revenues increased primarily due to a casualty gain at Lamplighter Park during the three months ended March 31, 2002 and an increase in other income partially offset by a decrease in rental income. In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. As a result, the assets and related accumulated depreciation with a net book value of $237,000 were written off in 2001 and an insurance receivable of $237,000 was recorded at December 31, 2001. During the three months ended March 31, 2002 insurance proceeds of approximately $529,000 were received which resulted in a casualty gain of approximately $292,000 relating to this casualty being recognized during the three months ended March 31, 2002. Other income increased due to increased utility reimbursements and corporate housing revenue at Sandpiper I and II, Tamarac Village, and Park Capital Apartments. Rental income decreased primarily due to decreases in occupancy at Williamsburg Manor, Tamarac Village, and Lamplighter Park Apartments and an increase in bad debt at Tamarac Village Apartments partially offset by insurance proceeds received at Lamplighter Park Apartments for lost rents associated with the casualty.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership held cash and cash equivalents of approximately $1,096,000 compared to approximately $1,203,000 at March 31, 2001. The increase in cash and cash equivalents for the three months ended March 31, 2002, from the Partnership's year ended December 31, 2001, was approximately $586,000. This increase is due to approximately $1,128,000 of cash provided by operating activities which was offset by $333,000 of cash used in investing activities and approximately $209,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received and net withdrawals from restricted escrows. Cash used in financing activities consisted of principal payments on mortgage notes payable. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim

During the three months ended March 31, 2002, the Partnership completed approximately $19,000 of capital improvements at the property, consisting primarily of floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $37,000, consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the three months ended March 31, 2002, the Partnership completed approximately $18,000 of capital improvements, consisting primarily of heating replacements, floor covering replacements and office equipment. These improvements were funded from the property's operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $94,000, consisting primarily of structural repairs and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park

During the three months ended March 31, 2002, the Partnership completed approximately $509,000 of capital improvements, consisting primarily of construction in progress on units damaged in a fire in October 2001 and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $546,000, consisting primarily of parking area improvements, swimming pool improvements, floor covering replacements, and reconstructing the fire damaged units. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capital

During the three months ended March 31, 2002, the Partnership completed approximately $18,000 of capital improvements, consisting primarily of landscaping improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $64,000, consisting primarily of floor covering replacements, electrical improvements and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village

During the three months ended March 31, 2002, the Partnership completed approximately $164,000 of capital improvements, consisting primarily of electrical upgrades, parking area improvements, structural improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $347,000, consisting primarily of parking area improvements, electrical upgrades, floor covering replacements, interior decoration, structural improvements, window covering replacements, air conditioning unit replacements, appliances and elevator upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor

During the three months ended March 31, 2002, the Partnership completed approximately $78,000 of capital improvements, consisting primarily of plumbing fixtures, land improvements, floor covering replacements, and water submetering. These expenditures were funded from operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $109,000, consisting primarily of air conditioning unit replacement, cabinet replacement, floor covering replacements, structural improvements and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the three months ended March 31, 2002, the Partnership completed approximately $64,000 of capital improvements consisting primarily of floor covering replacements, office computers, and structural improvements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $100,000, consisting primarily of signage, cabinet replacements, floor covering replacements, plumbing fixtures and air conditioning replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $47,162,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness of approximately $36,337,000 that was refinanced during 2001 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2015. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $1,938           $ 5.01

Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 198,108 limited partnership units in the Partnership representing 51.72% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 51.72% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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