Form 10QSB
period 2002-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2002-08-14
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                              $ 916
   Receivables and deposits                                                 820
   Restricted escrows                                                       421
   Other assets                                                           1,443
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              49,034
                                                           57,675
      Less accumulated depreciation                       (24,192)       33,483
                                                                       $ 37,083
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 97
   Tenant security deposit liabilities                                      299
   Accrued property taxes                                                   283
   Other liabilities                                                        747
   Mortgage notes payable                                                46,949

Partners' Deficit
   General partner                                        $ (954)
   Limited partners (383,033 units outstanding)           (10,338)      (11,292)
                                                                       $ 37,083


                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                            For the Three Months      For the Six Months
                                               Ended June 30,           Ended June 30,
                                             2002         2001         2002        2001
Revenues:
  Rental income                             $ 2,895      $ 3,202     $ 5,871      $ 6,453
  Other income                                  337          318         732          656
  Casualty gain                                  --           --         249           --
      Total revenues                          3,232        3,520       6,852        7,109

Expenses:
  Operating                                   1,208        1,215       2,332        2,399
  General and administrative                    147          206         300          365
  Depreciation                                  751          736       1,484        1,466
  Interest                                      890          547       1,776        1,075
  Property taxes                                203          198         382          399
  Loss on early extinguishment of debt           --          100          --          100
      Total expenses                          3,199        3,002       6,274        5,804

Net income                                   $ 33         $ 518       $ 578       $ 1,305

Net income allocated to general
  partner (1%)                               $ --          $ 5         $ 6         $ 13
Net income allocated to limited
  partners (99%)                                 33          513         572        1,292

                                             $ 33         $ 518       $ 578       $ 1,305

Net income per limited partnership
  unit                                      $ 0.09       $ 1.34       $ 1.49      $ 3.37

Distributions per limited
  partnership unit                          $ 0.98       $ 2.44       $ 0.98      $ 7.45

                See Accompanying Notes to Financial Statements


               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2001                  383,033       $ (956)     $(10,534)   $(11,490)

Distributions to partners                  --            (4)        (376)       (380)

Net income for the six months
   ended June 30, 2002                     --             6          572         578

Partners' deficit at
   June 30, 2002                      383,033       $ (954)     $(10,338)   $(11,292)

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                   2002        2001
Cash flows from operating activities:
  Net income                                                       $ 578      $ 1,305
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Casualty gain                                                  (249)         --
      Depreciation                                                  1,484       1,466
      Amortization of loan costs                                       58          53
      Loss on early extinguishment of debt                             --         100
      Change in accounts:
        Receivables and deposits                                     (160)       (901)
        Other assets                                                 (141)        (97)
        Accounts payable                                              (50)       (127)
        Tenant security deposit liabilities                           (16)         (7)
        Accrued property taxes                                         72         122
        Other liabilities                                             334         (82)
         Net cash provided by operating activities                  1,910       1,832

Cash flows from investing activities:
  Property improvements and replacements                           (1,261)       (682)
  Net receipts from restricted escrows                                 24          85
  Insurance proceeds received                                         535          --
         Net cash used in investing activities                       (702)       (597)

Cash flows from financing activities:
  Repayment of mortgage notes payable                                (422)    (12,900)
  Proceeds from mortgage notes payable                                 --      29,000
  Loan costs paid                                                      --        (589)
  Distributions to partners                                          (380)     (2,884)
         Net cash (used in) provided by financing activities         (802)     12,627

Net increase in cash and cash equivalents                             406      13,862

Cash and cash equivalents at beginning of period                      510       2,010

Cash and cash equivalents at end of period                         $ 916     $ 15,872

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,724     $ 1,101
Supplemental disclosure of non-cash activity:
  Loan costs in due to general partner                             $ --        $ 210

At December 31, 2001, approximately $21,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2002.

At December 31, 2001, approximately $237,000 of insurance proceeds were included in accounts receivable which are included in casualty gain during the six months ended June 30, 2002.

                See Accompanying Notes to Financial Statements


               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Tamarac and Lamplighter Park Apartments (see "Note C") in operations rather than as an extraordinary item.

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

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $347,000 and $360,000 for management fees for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $319,000 and $254,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $89,000 and $3,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management fees are calculated based on a percentage of additions to investment properties.

In addition to reimbursement for services of affiliates, an affiliate of the General Partner earned $290,000 for services related to the refinancings of Lamplighter Park and Tamarac Village Apartments during the six months ended June 30, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $125,000 and $158,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancings of Mortgage Notes Payable

On June 27, 2001, the Partnership refinanced the mortgage encumbering Tamarac Village Apartments. The refinancing replaced indebtedness of approximately $9,400,000 with a new mortgage of $21,000,000. The new mortgage carries a stated interest rate of 7.45% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $136,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $564,000 at June 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $2,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $235,000 at June 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

Note D - Casualty

In October 2001 a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. As a result, the assets and related accumulated depreciation with a net book value of approximately $237,000 were written off in 2001 and an insurance receivable of $237,000 was recorded at December 31, 2001. During the six months ended June 30, 2002 insurance proceeds of approximately $535,000 were received and an additional write-off of assets and related accumulated depreciation with a net book value of approximately $49,000 was recorded. This resulted in a casualty gain of approximately $249,000 relating to this casualty being recognized during the six months ended June 30, 2002.

On January 12, 2002, a fire occurred at Sandpiper I and II Apartments with expected property damage of approximately $47,000. Negotiations concerning this casualty are ongoing with the insurance carrier. No insurance proceeds have been received as of June 30, 2002, and thus the financial statement impact cannot be practicably determined at this time. The Partnership does not expect to realize a loss from this event.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties at June 30, 2002 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Cedar Rim                                     91%        88%
        New Castle, Washington
      Hidden Cove by the Lake                       96%        89%
        Belleville, Michigan
      Lamplighter Park                              77%        92%
        Bellevue, Washington
      Park Capital                                  94%        89%
        Salt Lake City, Utah
      Sandpiper I and II                            95%        96%
        St. Petersburg, Florida
      Tamarac Village I, II, III, IV                88%        95%
        Denver, Colorado
      Williamsburg Manor                            90%        96%
        Cary, North Carolina

The General Partner attributes the decrease in occupancy at Lamplighter Park to 30 units damaged by a fire in October 2001 and the ongoing reconstruction is impacting the rental of the remaining units. The decrease in occupancy at Tamarac Village Apartments is due to the slow economy in the local market. The decrease in occupancy at Williamsburg Manor Apartments is due to more tenants buying homes due to lower interest rates and increased competition. The increase in occupancy at Hidden Cove is due to capital improvements at the property which improved its curb appeal and reduced rental rates. The increase in occupancy at Cedar Rim is due to increased advertising and reduced rental rates to be competitive in its marketplace. The increase in occupancy at Park Capital is due to increased traffic due to the Winter Olympic Games in Salt Lake City.

Results of Operations

The Partnership had net income of approximately $578,000 for the six months ended June 30, 2002 compared to approximately $1,305,000 for the six months ended June 30, 2001. The Partnership had net income of approximately $33,000 for the three months ended June 30, 2002 compared to approximately $518,000 for the three months ended June 30, 2001. The decrease in net income for the three and six month periods ended June 30, 2002 is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased for the three and six month periods ended June 30, 2002 due primarily to increased interest expense partially offset by decreases in operating and general and administrative expenses and the loss on early extinguishment of debt in 2001 related to the refinancing of the mortgages at Tamarac Village and Lamplighter Park Apartments as discussed in "Liquidity and Capital Resources". Interest expense increased due to the refinancings during 2001 of the mortgages encumbering Tamarac Village, Hidden Cove, Lamplighter Park, and Cedar Rim Apartments which increased the debt balance at each of these properties. Operating expenses decreased primarily due to decreased utility expenses primarily at Tamarac Village, decreased commissions and bonus primarily at Tamarac Village and Lamplighter Park Apartments and reduced maintenance expenses primarily at Tamarac Village, Hidden Cove by the Lake and Lamplighter Park Apartments partially offset by increased payroll and related benefits at Tamarac Village and Lamplighter Park Apartments and increased property insurance expenses at all of the Partnership's properties.

General and administrative expenses decreased primarily due to reduced printing and mailing expenses, tax fees and licenses and decreases in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the six months ended June 30, 2002 due to a decrease in rental income partially offset by increases in other income and a casualty gain at Lamplighter Park Apartments in 2002. Total revenues decreased for the three months ended June 30, 2002 due to a decrease in rental income partially offset by an increase in other income. Rental income decreased for the three and six month periods ended June 30, 2002 due to decreased occupancy at Williamsburg Manor, Tamarac Village, Sandpiper I and II, and Lamplighter Park Apartments and an increase in bad debt expense at Tamarac Village Apartments and reduced rental rates primarily at Hidden Cove by the Lake and Cedar Rim Apartments partially offset by insurance proceeds received at Lamplighter Park Apartments for lost rents associated with the casualty, as discussed below. Other income increased due to increases in utility reimbursements at Tamarac Village and Sandpiper Apartments and late charges and lease cancellation fees at Tamarac Village Apartments.

In October 2001 a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. As a result, the assets and related accumulated depreciation with a net book value of approximately $237,000 were written off in 2001 and an insurance receivable of $237,000 was recorded at December 31, 2001. During the six months ended June 30, 2002 insurance proceeds of approximately $535,000 were received and an additional write-off of assets and related accumulated depreciation with a net book value of approximately $49,000 was recorded. This resulted in a casualty gain of approximately $249,000 relating to this casualty being recognized during the six months ended June 30, 2002.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership held cash and cash equivalents of approximately $916,000 compared to approximately $15,872,000 at June 30, 2001. The increase in cash and cash equivalents for the six months ended June 30, 2002, from the Partnership's year ended December 31, 2001, was approximately $406,000. This increase is due to approximately $1,910,000 of cash provided by operating activities which was partially offset by approximately $702,000 of cash used in investing activities and approximately $802,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received and net withdrawals from restricted escrows. Cash used in financing activities consisted of principal payments on mortgage notes payable and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim

During the six months ended June 30, 2002, the Partnership completed approximately $60,000 of budgeted and unbudgeted capital improvements at the property, consisting primarily of balcony improvements, structural improvements and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $38,000, consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the six months ended June 30, 2002, the Partnership completed approximately $70,000 of capital improvements, consisting primarily of floor covering replacements, major landscaping, heating upgrades and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $130,000, consisting primarily of structure improvements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park

During  the  six  months  ended  June  30,  2002,  the   Partnership   completed
approximately $622,000 of budgeted and unbudgeted capital improvements, consisting primarily of construction in progress on units damaged in a fire in October 2001, clubhouse renovations, swimming pool upgrades, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $620,000, consisting primarily of parking area and swimming pool upgrades, appliance and floor covering replacements and reconstructing the fire damaged units. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capital

During the six months ended June 30, 2002, the Partnership completed approximately $33,000 of capital improvements, consisting primarily of major landscaping and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $65,000, consisting primarily of electrical upgrades and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village

During  the  six  months  ended  June  30,  2002,  the   Partnership   completed
approximately $243,000 of capital improvements, consisting primarily of electrical upgrades, parking area improvements, structural improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $364,000, consisting primarily of parking area and electrical upgrades, floor covering replacements, interior decoration, structural improvements, window covering replacements, air conditioning unit replacements, appliances and elevator upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor

During the six months ended June 30, 2002, the Partnership completed approximately $100,000 of capital improvements, consisting primarily of plumbing fixtures, land improvements, floor covering replacements, and water submetering. These expenditures were funded from operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $124,000, consisting primarily of air conditioning unit, cabinet and floor covering replacements, structural improvements and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the six months ended June 30, 2002, the Partnership completed approximately $112,000 of budgeted and unbudgeted capital improvements consisting primarily of floor covering and appliance replacements, office computers, and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $106,000, consisting primarily of plumbing fixture upgrades, air conditioning unit, cabinet and floor covering replacements and signage. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Tamarac Village Apartments. The refinancing replaced indebtedness of approximately $9,400,000 with a new mortgage of $21,000,000. The new mortgage carries a stated interest rate of 7.45% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $136,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $564,000 at June 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $2,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $235,000 at June 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $46,949,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness of approximately $36,124,000 that was refinanced during 2001 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2015. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                     Three Months     Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $ 380            $ 0.98           $2,884           $ 7.45

Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 203,053.50 limited partnership units in the Partnership representing 53.01% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire all of the units not owned by affiliates of AIMCO for a purchase price of $39.00 per unit expired. Pursuant to this offer, AIMCO acquired 4,756.70 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.01% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the
General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 3.1, Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference).

            Exhibit 3.2, Agreement of Limited Partnership, incorporated by reference to Exhibit 3 to the Partnership's Registration Statement on Amendment 1 on Form S-11 (Reg. No. 2-97664) filed on July 17, 1985.

            Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

      b)    Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                    CONSOLIDATED     CAPITAL     INSTITUTIONAL
                                    PROPERTIES/3


                                    By:   CONCAP EQUITIES, INC.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.