Form 10QSB
period 2002-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2002-11-14
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                              $ 1,372
   Receivables and deposits                                                   833
   Restricted escrows                                                         249
   Other assets                                                             1,349
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              49,579
                                                           58,220
      Less accumulated depreciation                       (24,877)         33,343
                                                                         $ 37,146
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 262
   Tenant security deposit liabilities                                        288
   Accrued property taxes                                                     456
   Other liabilities                                                          982
   Mortgage notes payable                                                  46,732

Partners' Deficit
   General partner                                        $ (956)
   Limited partners (383,033 units outstanding)           (10,618)        (11,574)
                                                                         $ 37,146



                       See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                            For the Three Months      For the Nine Months
                                            Ended September 30,       Ended September 30,
                                             2002         2001         2002        2001
Revenues:                                              (Restated)               (Restated)
  Rental income                             $ 2,685      $ 3,182     $ 8,556      $ 9,635
  Other income                                  334          290       1,066          946
  Casualty gain                                  19           --         268           --
      Total revenues                          3,038        3,472       9,890       10,581

Expenses:
  Operating                                   1,096        1,191       3,428        3,590
  General and administrative                    150          157         450          522
  Depreciation                                  719          709       2,203        2,175
  Interest                                      886          889       2,662        1,964
  Property taxes                                212          177         594          576
  Loss on early extinguishment of debt           --           56          --          156
      Total expenses                          3,063        3,179       9,337        8,983

Net (loss) income                            $ (25)       $ 293       $ 553       $ 1,598

Net income allocated to general
  partner (1%)                               $ --          $ 3         $ 6         $ 16
Net (loss) income allocated to
  limited partners (99%)                        (25)         290         547        1,582

                                             $ (25)       $ 293       $ 553       $ 1,598

Net (loss) income per limited
  partnership unit                          $ (0.06)     $ 0.76       $ 1.43      $ 4.13

Distributions per limited
  partnership unit                          $ 0.67       $ 45.64      $ 1.65      $ 53.09

                       See Accompanying Notes to Financial Statements


                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2001                  383,033       $ (956)     $(10,534)   $(11,490)

Distributions to partners                  --            (6)        (631)       (637)

Net income for the nine months
   ended September 30, 2002                --             6          547         553

Partners' deficit at
   September 30, 2002                 383,033       $ (956)     $(10,618)   $(11,574)

                       See Accompanying Notes to Financial Statements


                      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2002       2001
Cash flows from operating activities:
  Net income                                                       $ 553      $ 1,598
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Casualty gain                                                  (268)         --
      Depreciation                                                  2,203       2,175
      Amortization of loan costs                                       88          85
      Loss on early extinguishment of debt                             --         156
      Casualty loss                                                    --           9
      Change in accounts:
        Receivables and deposits                                       39        (128)
        Other assets                                                  (77)       (103)
        Accounts payable                                              115         (88)
        Tenant security deposit liabilities                           (27)         (8)
        Accrued property taxes                                        245         287
        Other liabilities                                             569         (47)
         Net cash provided by operating activities                  3,440       3,936

Cash flows from investing activities:
  Property improvements and replacements                           (1,894)     (1,436)
  Net (deposits to) receipts from restricted escrows                  (41)         94
  Insurance proceeds received                                         633          13
         Net cash used in investing activities                     (1,302)     (1,329)

Cash flows from financing activities:
  Repayment of mortgage notes payable                                (639)    (17,100)
  Proceeds from mortgage notes payable                                 --      36,860
  Loan costs paid                                                      --      (1,137)
  Payments on mortgage note payable                                    --        (115)
  Distributions to partners                                          (637)    (20,542)
         Net cash used in financing activities                     (1,276)     (2,034)

Net increase in cash and cash equivalents                             862         573

Cash and cash equivalents at beginning of period                      510       2,010

Cash and cash equivalents at end of period                        $ 1,372     $ 2,583

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,580     $ 1,767

At December 31, 2001, approximately $21,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2002.


                       See Accompanying Notes to Financial Statements


                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Tamarac Village, Lamplighter Park, Cedar Rim and Hidden Cove Apartments (see "Note C") in operations rather than as an extraordinary item.

Note B - Transactions with Affiliated Parties

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

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $506,000 and $537,000 for management fees for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $475,000 and $780,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $129,000 and $412,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management fees are calculated based on a percentage of additions to investment properties.

In addition to reimbursement for services of affiliates, an affiliate of the General Partner earned $369,000 for services related to the refinancings of Lamplighter Park, Tamarac Village, Cedar Rim and Hidden Cove Apartments during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $125,000 and $158,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancings of Mortgage Notes Payable

On June 27, 2001, the Partnership refinanced the mortgage encumbering Tamarac Village Apartments. The refinancing replaced indebtedness of approximately $9,400,000 with a new mortgage of $21,000,000. The new mortgage carries a stated interest rate of 7.45% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $136,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $604,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $2,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $247,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

On July 23, 2001, the Partnership refinanced the mortgage encumbering Cedar Rim Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage of $5,000,000. The new mortgage carries a stated interest rate of 7.49% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on August 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $166,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $152,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $120,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

Note D - Casualty Events

In July 2001, a rain storm occurred at Tamarac Village Apartments which caused water damage to the complex. During the nine months ended September 30, 2002 insurance proceeds of approximately $31,000 were received and assets and related accumulated depreciation with a net book value of approximately $24,000 were written off. This resulted in a casualty gain of approximately $7,000 being recognized during the nine months ended September 30, 2002.

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the nine months ended September 30, 2002 insurance proceeds of approximately $535,000 were received and assets and related accumulated depreciation with a net book value of approximately $289,000 were written-off. This resulted in a casualty gain of approximately $246,000 being recognized during the nine months ended September 30, 2002.

In January 2002, a fire occurred at Sandpiper I and II Apartments which caused damage to two units of the complex. During the nine months ended September 30, 2002 insurance proceeds of approximately $42,000 were received and assets and related accumulated depreciation with a net book value of approximately $27,000 were written off. This resulted in a casualty gain of approximately $15,000 being recognized during the nine months ended September 30, 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties at September 30, 2002 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Cedar Rim                                     92%        90%
        New Castle, Washington
      Hidden Cove by the Lake                       96%        88%
        Belleville, Michigan
      Lamplighter Park                              68%        94%
        Bellevue, Washington
      Park Capital                                  91%        92%
        Salt Lake City, Utah
      Sandpiper I and II                            94%        96%
        St. Petersburg, Florida
      Tamarac Village I, II, III, IV                87%        94%
        Denver, Colorado
      Williamsburg Manor                            90%        95%
        Cary, North Carolina

The General Partner attributes the increase in occupancy at Hidden Cove to capital improvements at the property which improved its curb appeal and reduced rental rates. The decrease in occupancy at Lamplighter Park is due to 30 units damaged by a fire in October 2001 and the reconstruction which has impacted the rental of the remaining units. The decrease in occupancy at Tamarac Village Apartments is due to the slow economy in the local market. The decrease in occupancy at Williamsburg Manor Apartments is due to more tenants buying homes due to lower interest rates and increased competition in the local market.

Results of Operations

The Partnership realized net income of approximately $553,000 for the nine months ended September 30, 2002 as compared to net income of approximately $1,598,000 for the nine months ended September 30, 2001. The Partnership had a net loss of approximately $25,000 for the three months ended September 30, 2002 as compared to net income of approximately $293,000 for the three months ended September 30, 2001. The decrease in net income for the nine month period ended September 30, 2002 is due to a decrease in total revenues and an increase in total expenses. The decrease in net income for the three months ended September 30, 2002 is due to a decrease in total revenues partially offset by a decrease in total expenses.

Total revenues decreased for the three and nine months ended September 30, 2002 due to a decrease in rental income partially offset by increases in other income and casualty gain. Rental income decreased for the three and nine month periods ended September 30, 2002 due to decreased occupancy at Williamsburg Manor, Tamarac Village, Sandpiper I and II, Park Capital and Lamplighter Park Apartments and an increase in bad debt expense at Tamarac Village, Williamsburg Manor, Sandpiper I and II and Cedar Rim Apartments and reduced rental rates at all of the Partnership's properties. Other income increased due to increases in utility reimbursements at Tamarac Village, Sandpiper I and II, Park Capital and Cedar Rim Apartments and late charges at Tamarac Village, Hidden Cove and Cedar Rim Apartments partially offset by a decrease in interest income due to lower interest rates and lower average cash balances maintained in interest bearing accounts at all of the Partnership's properties.

Total expenses increased for the nine months ended September 30, 2002 due primarily to increased interest expense partially offset by decreases in operating and general and administrative expenses and the loss on early extinguishment of debt. Total expenses decreased for the three months ended September 30, 2002 due primarily to decreased operating expense and the loss on early extinguishment of debt. Interest expense increased for the nine months ended September 30, 2002 due to the refinancings during 2001 of the mortgages encumbering Tamarac Village, Hidden Cove, Lamplighter Park, and Cedar Rim Apartments which increased the debt balance at each of these properties. Operating expenses decreased for the three and nine month periods ended
September 30, 2002 primarily due to decreased maintenance expenses due to reduced supplies purchased primarily at Tamarac Village and Hidden Cove Apartments. The decrease in loss on early extinguishment of debt for the three and nine month periods ended September 30, 2002 relates to the 2001 refinancing of the mortgages encumbering Tamarac Village, Hidden Cove, Lamplighter Park, and Cedar Rim Apartments in 2001 as discussed in "Liquidity and Capital Resources". General and administrative expenses decreased for the nine months ended September 30, 2002 primarily due to decreases in accountable administrative expenses and professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both September 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In July 2001, a rain storm occurred at Tamarac Village Apartments which caused water damage to the complex. During the nine months ended September 30, 2002 insurance proceeds of approximately $31,000 were received and assets and related accumulated depreciation with a net book value of approximately $24,000 were written off. This resulted in a casualty gain of approximately $7,000 being recognized during the nine months ended September 30, 2002.

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the nine months ended September 30, 2002 insurance proceeds of approximately $535,000 were received and assets and related accumulated depreciation with a net book value of approximately $289,000 were written-off. This resulted in a casualty gain of approximately $246,000 being recognized during the nine months ended September 30, 2002.

In January 2002, a fire occurred at Sandpiper I and II Apartments which caused damage to two units of the complex. During the nine months ended September 30, 2002 insurance proceeds of approximately $42,000 were received and assets and related accumulated depreciation with a net book value of approximately $27,000 were written off. This resulted in a casualty gain of approximately $15,000 being recognized during the nine months ended September 30, 2002.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership held cash and cash equivalents of approximately $1,372,000 compared to approximately $2,583,000 at September 30, 2001. The increase in cash and cash equivalents for the nine months ended September 30, 2002, from the Partnership's year ended December 31, 2001, was approximately $862,000. This increase is due to approximately $3,440,000 of cash provided by operating activities which was partially offset by approximately $1,302,000 of cash used in investing activities and approximately $1,276,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on mortgage notes payable and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Cedar Rim

During the nine months ended September 30, 2002, the Partnership completed approximately $142,000 of budgeted and unbudgeted capital improvements at the property, consisting primarily of balcony improvements, structural improvements and floor covering replacements. These improvements were funded from the property's operating cash flow. For 2002, the Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $48,000, consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the nine months ended September 30, 2002, the Partnership completed approximately $132,000 of capital improvements, consisting primarily of air conditioning and floor covering replacements, major landscaping and structural improvements. These improvements were funded from the property's operating cash flow. For 2002, the Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $151,000, consisting primarily of structural improvements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park

During the nine months ended September 30, 2002, the Partnership completed approximately $917,000 of budgeted and unbudgeted capital improvements, consisting primarily of construction in progress on units damaged in a fire in October 2001, swimming pool upgrades, and floor covering and roof replacements. These improvements were funded from operating cash flow and insurance proceeds. For 2002, the Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $678,000, consisting primarily of parking area and swimming pool upgrades, appliance and floor covering replacements and reconstructing the fire damaged units. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capital

During the nine months ended September 30, 2002, the Partnership completed approximately $67,000 of capital improvements, consisting primarily of major landscaping and appliance and floor covering replacements. These improvements were funded from operating cash flow. For 2002, the Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $73,000, consisting primarily of electrical upgrades and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village

During the nine months ended September 30, 2002, the Partnership completed approximately $341,000 of capital improvements, consisting primarily of electrical upgrades, parking area, building and structural improvements, appliance and floor covering replacements and construction on water damage from the rain storm in July 2001. These improvements were funded from operating cash flow. For 2002, the Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $384,000, consisting primarily of parking area and electrical upgrades, floor covering replacements, interior decoration, structural improvements, window covering and air conditioning unit replacements, appliances and elevator upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor

During the nine months ended September 30, 2002, the Partnership completed approximately $121,000 of capital improvements, consisting primarily of plumbing fixture upgrades, floor covering replacements, and water submetering. These expenditures were funded from operating cash flow and replacement reserves. For 2002, the Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $121,000, consisting primarily of air conditioning unit, cabinet and floor covering replacements, structural improvements and water submetering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the nine months ended  September  30,  2002,  the  Partnership  completed approximately $153,000 of budgeted and unbudgeted capital improvements consisting primarily of construction in progress on units damaged in a fire in January 2002, floor covering, cabinet and appliance replacements and building improvements. These improvements were funded from operating cash flow and replacement reserves. For 2002, the Partnership has evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $118,000, consisting primarily of plumbing fixture upgrades, air conditioning unit, cabinet and floor covering replacements and signage. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Registrant's distributable cash flow, if any, may be adversely affected.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Tamarac Village Apartments. The refinancing replaced indebtedness of approximately $9,400,000 with a new mortgage of $21,000,000. The new mortgage carries a stated interest rate of 7.45% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $136,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $604,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $66,000 due to the write-off of unamortized loan costs.

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $2,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $247,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $34,000 due to the write-off of unamortized loan costs.

On July 23, 2001, the Partnership refinanced the mortgage encumbering Cedar Rim Apartments. The refinancing replaced indebtedness of approximately $2,000,000 with a new mortgage of $5,000,000. The new mortgage carries a stated interest rate of 7.49% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on August 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $166,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. In addition, the Partnership was required to establish a repair escrow of approximately $152,000 with the lender for certain capital replacements. Total capitalized loan costs were approximately $120,000 for the nine months ended September 30, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $28,000 due to the write-off of unamortized loan costs.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $46,732,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness of approximately $35,907,000 that was refinanced during 2001 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2015. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                       Nine Months      Per Limited       Nine Months      Per Limited
                          Ended         Partnership          Ended         Partnership
                   September 30, 2002       Unit      September 30, 2001       Unit

Operations                $ 637            $ 1.65           $ 2,884           $ 7.45
Refinancing (1)              --                --            17,658            45.64
                          $ 637            $ 1.65           $20,542           $53.09

(1) Distributions from the refinancing of Tamarac Village, Lamplighter Park and Cedar Rim Apartments during 2001.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,150.50 limited partnership units (the "Units") in the Partnership representing 53.04% of the outstanding units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 53.04% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

      b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3


                                    By:   CONCAP EQUITIES, INC.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Institutional Properties/3;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of ConCap Equities,
                                    Inc., equivalent of the chief executive
                                    officer  of  the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Institutional Properties/3;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.