Form 10KSB
period 2002-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2003-03-31
CIK 768890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark one)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.   $12,973,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. As of December 31, 2002, Insignia Properties, L.P. an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 2002, the Partnership owned seven apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, which range in age from 18 to 35 years old.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provides such property management services.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                         Gross
                        Carrying    Accumulated                          Federal
Property                 Value      Depreciation     Rate    Method     Tax Basis
                            (in thousands)                           (in thousands)

Cedar Rim               $ 5,563       $ 2,962      3-30 yrs    S/L       $ 4,280
Hidden Cove               6,257         3,769      3-30 yrs    S/L         3,913
Lamplighter Park          8,930         3,424      3-30 yrs    S/L         6,516
Park Capital              3,760         2,153      5-30 yrs    S/L         2,252
Tamarac Village          17,263         7,662      5-30 yrs    S/L        11,558
Williamsburg Manor        7,635         2,619      5-30 yrs    S/L         5,500
Sandpiper I & II          9,302         3,024      5-30 yrs    S/L         6,773

                        $58,710       $25,613                            $40,792

See "Note A" of the Notes to Financial Statements included in "Item 7. Financial
Statements"  for  a  description  of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                             Principal                                  Principal
                             Balance At        Stated                    Balance
                            December 31,      Interest    Maturity        Due At
        Property                2002            Rate        Date       Maturity (1)
                           (in thousands)                             (in thousands)

Cedar Rim                     $ 4,848          7.49%      08/01/21         $ --
Hidden Cove                     2,779          6.81%      10/01/21            --
Lamplighter Park                7,741          7.48%      07/01/21            --
Park Capital                    2,725          6.95%      12/01/05         2,725
Tamarac Village                20,318          7.45%      07/01/21            --
Williamsburg Manor              4,150          6.95%      12/01/05         4,150
Sandpiper I & II                3,950          6.95%      12/01/05         3,950

                              $46,511                                    $10,825

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

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $245,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs.

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

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $120,000 during the year ended December 31, 2001. The Partnership recognized a loss on early extinguishment of debt of approximately $27,000 due to the write-off of unamortized loan costs.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property were as follows:

                                        Average Annual
                                         Rental Rates            Average Annual
                                          (per unit)                Occupancy

 Property                              2002         2001        2002        2001

 Cedar Rim                           $10,848      $11,834        89%         91%
 Hidden Cove                           8,026        9,216        97%         88%
 Lamplighter Park                     10,296       10,840        75%         94%
 Park Capital                          8,479        8,655        90%         93%
 Tamarac Village                       8,071        8,369        88%         93%
 Williamsburg Manor                    8,987        9,303        91%         95%
 Sandpiper I & II                      8,046        8,179        94%         96%

The General Partner attributes the increase in occupancy at Hidden Cove Apartments to capital improvements at the property which improved its curb appeal and to reduced rental rates. The decrease in occupancy at Lamplighter Park Apartments is due to 30 units damaged by a fire in October 2001 and the reconstruction which has impacted the rental of the remaining units. The decrease in occupancy at Park Capital Apartments is due to lower mortgage rates encouraging home ownership, military deployments, and a depressed rental market. The decrease in occupancy at Tamarac Village Apartments is due to the slow economy in the local market. The decrease in occupancy at Williamsburg Manor Apartments is due to more tenants buying homes due to lower interest rates and increased competition in the local market.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. All of the Partnership's properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

                                            2002               2002
                                            Taxes              Rates
                                       (in thousands)

          Cedar Rim                         $ 89               1.11%
          Hidden Cove                         80               4.96%
          Lamplighter Park                    78               0.89%
          Park Capital                        51               1.45%
          Tamarac Village                    189               0.55%
          Williamsburg Manor                  95               1.02%
          Sandpiper I & II                   225               2.37%

Capital Improvements

Cedar Rim

During the year ended December 31, 2002, the Partnership completed approximately $179,000 of capital improvements at the property, consisting primarily of structural improvements, appliance and floor covering replacements and plumbing fixture upgrades. These improvements were funded from the property's operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $31,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the year ended December 31, 2002, the Partnership completed approximately $159,000 of capital improvements, consisting primarily of air conditioning and floor covering replacements, major landscaping and structural improvements. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $36,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Lamplighter Park

During the year ended December 31, 2002, the Partnership completed approximately $951,000 of capital improvements, consisting primarily of construction in progress on units damaged in a fire in October 2001, swimming pool upgrades, and floor covering, appliance and roof replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $52,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Park Capital

During the year ended December 31, 2002, the Partnership completed approximately $88,000 of capital improvements, consisting primarily of major landscaping, signage, parking lot upgrades, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $41,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarac Village

During the year ended December 31, 2002, the Partnership completed approximately $546,000 of capital improvements, consisting primarily of electrical, water heater, and parking lot upgrades, water sub-metering, structural improvements, appliance and floor covering replacements and construction on water damage from the rain storm in July 2001. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $169,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Williamsburg Manor

During the year ended December 31, 2002, the Partnership completed approximately $153,000 of capital improvements, consisting primarily of plumbing fixture upgrades, floor covering replacements, and water submetering. These expenditures were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $55,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II

During the year ended December 31, 2002, the Partnership completed approximately $233,000 of capital improvements consisting primarily of restoring units damaged in a fire in January 2002, floor covering, cabinet and appliance replacements and building improvements. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for 2003 and currently expects to budget approximately $83,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly held limited partnership, sold 383,033 Limited Partnership Units (the "Units") aggregating approximately $95,758,000. The
Partnership currently has 9,089 holders of record of Limited Partnership Units owning an aggregate of 383,033 units. Affiliates of the General Partner owned 203,932.70 units or 53.24% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

                                                    Distributions
                                                               Per Limited
                           Aggregate Partnership Unit
                                 (in thousands)

         01/01/01 - 12/31/01               $22,656 (1)           $58.56
         01/01/02 - 12/31/02                 1,018 (2)             2.63

(1) Consists of $4,271,000 of cash from operations and $18,385,000 of cash from the refinancing proceeds of Lamplighter Park Apartments, Tamarac Village Apartments, Cedar Rim Apartments, and Hidden Cove Apartments during 2001.

(2)   Distributions were made from cash from operations.

Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,932.70 limited partnership units in the Partnership representing 53.24% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.24% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $640,000 for the year ended December 31, 2002 as compared to net income of approximately $1,916,000 for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002 is due to a decrease in total revenues and a slight increase in total expenses.

Total revenues decreased for the year ended December 31, 2002 due to a decrease in rental income partially offset by increases in other income and casualty gains. Rental income decreased due to decreased occupancy at Williamsburg Manor, Tamarac Village, Sandpiper I and II, Park Capital, Cedar Rim, and Lamplighter Park Apartments, an increase in bad debt expense primarily at Tamarac Village, Williamsburg Manor, Sandpiper I and II, and Cedar Rim Apartments, increased concession costs primarily at Tamarac Village and Lamplighter Park Apartments and reduced average rental rates at all of the Partnership's properties. These decreases were partially offset by increased occupancy at Hidden Cove Apartments. Other income increased due to increases in utility reimbursements primarily at Tamarac Village and Sandpiper I and II and increased late charges primarily at Tamarac Village, Hidden Cove and Cedar Rim Apartments partially offset by a decrease in interest income due to lower interest rates on cash balances maintained in interest bearing accounts at all of the Partnership's properties.

In July 2001, a rain storm occurred at Tamarac Village Apartments which caused water damage to the complex. During the year ended December 31, 2002 insurance proceeds of approximately $44,000 were received and assets and related accumulated depreciation with a net book value of approximately $24,000 were written off. This resulted in a casualty gain of approximately $20,000 being recognized during the year ended December 31, 2002.

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $482,000 were received of which $237,000 was included in accounts receivable at December 31, 2001. Assets and related accumulated depreciation with a net book value of approximately $237,000 were written-off during the year ended December 31, 2001. A casualty gain of approximately $245,000 was recognized during the year ended December 31, 2002.

In January 2002, a fire occurred at Sandpiper I and II Apartments which caused damage to two units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $42,000 were received and assets and related accumulated depreciation with a net book value of approximately $27,000 were written off. This resulted in a casualty gain of approximately $15,000 being recognized during the year ended December 31, 2002.

Total expenses increased for the year ended December 31, 2002 due primarily to increased interest expense partially offset by decreases in operating and general and administrative expenses and losses on early extinguishments of debt incurred in 2001 related to the 2001 refinancing of the mortgages encumbering Tamarac Village, Hidden Cove, Lamplighter Park, and Cedar Rim Apartments as discussed in "Liquidity and Capital Resources". Interest expense increased due to the refinancing during 2001 of the mortgages encumbering Tamarac Village, Hidden Cove, Lamplighter Park, and Cedar Rim Apartments which increased the debt balance at each of these properties (see "Liquidity and Capital Resources" for further discussion). Operating expenses decreased primarily due to decreased maintenance expenses and management fees partially offset by an increase in advertising expense. Maintenance expenses decreased at all of the Partnership's properties except Park Capital Apartments primarily due to the increased capitalization of certain direct and indirect costs, primarily payroll costs (see Item 7. Financial Statements - Organization and Significant Accounting Policies) and decreases in contract labor at Sandpiper I and II and Tamarac Village Apartments. Management fees decreased due to lower rental revenues. Advertising expense increased due to increases in referral fees at Tamarac Village Apartments, periodicals at Lamplighter and Cedar Rim Apartments and web advertising at all of the Partnership's properties. General and administrative expenses decreased primarily due to reduced printing and mailing costs, a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, and reduced professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both December 31, 2002 and 2001 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership held cash and cash equivalents of approximately $713,000 compared to approximately $510,000 at December 31, 2001. The increase in cash and cash equivalents for the year ended December 31, 2002, from the Partnership's year ended December 31, 2001, was approximately $203,000 and is due to approximately $3,633,000 of cash provided by operating activities which was partially offset by approximately $1,552,000 of cash used in investing activities and approximately $1,878,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received and net withdrawals from restricted escrows. Cash used in financing activities consisted of principal payments on mortgage notes payable and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the year 2003 and currently expects to budget approximately $467,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

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

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $245,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs.

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

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $120,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000 due to the write-off of unamortized loan costs.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with an early adoption option. The
Partnership adopted SFAS 145 effective April 1, 2002. As a result, the accompanying statement of operations for 2001 has been restated to reflect the loss on early extinguishments of debt at Tamarac Village, Lamplighter Park, Cedar Rim and Hidden Cove Apartments in operations rather than as an extraordinary item.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $46,511,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness of approximately $35,686,000 that was refinanced during 2001 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2015. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                           Year         Per Limited          Year         Per Limited
                          Ended         Partnership          Ended        Partnership
                    December 31, 2002       Unit       December 31, 2001      Unit

Operations                $1,018           $2.63            $ 4,271          $11.04
Refinancing (1)               --              --             18,385           47.52
                          $1,018           $2.63            $22,656          $58.56


(1) Distributions from the refinancings of Tamarac Village, Lamplighter Park, Cedar Rim, and Hidden Cove Apartments during 2001.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,932.70 limited partnership units (the "Units") in the Partnership representing 53.24% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.24% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners'  (Deficit)  Capital - Years ended
        December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 as of December 31, 2002, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  financial   position  of  Consolidated   Capital
Institutional Properties/3 as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64." As a result, the accompanying financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 14, 2003

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 713
   Receivables and deposits                                                      493
   Restricted escrows                                                            235
   Other assets                                                                1,234
   Investment properties (Notes C and D)
      Land                                                    $ 8,641
      Buildings and related personal property                   50,069
                                                                58,710
      Less accumulated depreciation                            (25,613)       33,097
                                                                            $ 35,772

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 134
   Tenant security deposit liabilities                                           294
   Accrued property taxes                                                        204
   Other liabilities                                                             497
   Mortgage notes payable (Note C)                                            46,511

Partners' Deficit
   General partner                                             $ (960)
   Limited partners (383,033 units outstanding)                (10,908)      (11,868)
                                                                            $ 35,772

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                          Years Ended December 31,
                                                           2002            2001
Revenues:                                                               (Restated)
  Rental income                                           $11,321        $12,827
  Other income                                              1,372          1,283
  Casualty gain (Note F)                                      280             --
      Total revenues                                       12,973         14,110

Expenses:
  Operating                                                 4,502          4,797
  General and administrative                                  538            671
  Depreciation                                              2,939          2,902
  Interest                                                  3,536          2,863
  Property taxes                                              818            805
  Loss on early extinguishment of debt (Note C)                --            156
      Total expenses                                       12,333         12,194

Net income (Note E)                                        $ 640         $ 1,916

Net income allocated to general
  partner (1%)                                              $ 6            $ 19
Net income allocated to
  limited partners (99%)                                      634          1,897

                                                           $ 640         $ 1,916

Net income per limited
  Partnership unit                                        $ 1.66          $ 4.95

Distributions per limited
  partnership unit                                        $ 2.63         $ 58.56

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                        (in thousands, except unit data)


                                       Limited
                                      Partnership    General     Limited
                                         Units       Partner    Partners      Total

Original capital contributions          383,033        $ 1      $ 95,758    $ 95,759

Partners' (deficit) capital at
   January 1, 2001                      383,033      $ (748)     $ 9,998     $ 9,250

Net income for the year ended
   December 31, 2001                         --           19       1,897       1,916

Distributions to partners                    --         (227)    (22,429)    (22,656)

Partners' deficit at
   December 31, 2001                    383,033         (956)    (10,534)    (11,490)

Net income for the year ended
   December 31, 2002                         --            6         634         640

Distributions to partners                    --          (10)     (1,008)     (1,018)

Partners' deficit at
   December 31, 2002                    383,033      $ (960)    $(10,908)   $(11,868)

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                     December 31,
                                                                     2002     2001
Cash flows from operating activities:
  Net income                                                       $ 640      $ 1,916
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Casualty (gain) loss                                           (280)          9
      Depreciation                                                  2,939       2,902
      Amortization of loan costs                                      113         116
      Loss on early extinguishment of debt                             --         156
      Change in accounts:
        Receivables and deposits                                      167         (28)
        Other assets                                                   11          (5)
        Accounts payable                                              (13)       (159)
        Tenant security deposit liabilities                           (21)        (30)
        Accrued property taxes                                         (7)         59
        Other liabilities                                              84        (331)
         Net cash provided by operating activities                  3,633       4,605

Cash flows from investing activities:
  Property improvements and replacements                           (2,330)     (1,784)
  Net withdrawals from restricted escrows                             210           1
  Insurance proceeds received                                         568          12
         Net cash used in investing activities                     (1,552)     (1,771)

Cash flows from financing activities:
  Repayment of mortgage notes payable                                  --     (17,100)
  Proceeds from mortgage notes payable                                 --      36,860
  Loan costs paid                                                      --      (1,124)
  Payments on mortgage notes payable                                 (860)       (314)
                                                                    --
  Distributions to partners                                        (1,018)    (22,656)
         Net cash used in financing activities                     (1,878)    ( 4,334)

Net increase (decrease) in cash and cash equivalents                  203      (1,500)
Cash and cash equivalents at beginning of year                        510       2,010
Cash and cash equivalents at end of year                           $ 713       $ 510

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 3,432     $ 2,619
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                         $ --        $ 21
  Insurance receivable for casualty at Lamplighter
   Park Apartments                                                 $ --        $ 237

                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


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

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $504,000 at December 31, 2002 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

As a result of the refinancing of Williamsburg Manor Apartments and Sandpiper I & II Apartments in 1995, a replacement reserve was established. Each property makes monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 2002, this reserve totaled approximately $234,000.

As a result of the refinancing of the mortgages encumbering Lamplighter Park Apartments, Tamarac Village Apartments, and Hidden Cove Apartments in 2001, capital improvement escrows were established for approximately $2,000, $136,000 and $152,000, respectively. These capital improvement escrows are designated for certain capital replacements at the properties. During 2002, all the required capital improvements were completed and the reserve balances were released to the Partnership.

Investment Properties

Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $161,000 in 2002 compared to 2001.

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

Leases

The Partnership leases its residential properties under short-term operating leases. Lease terms are generally one year or less in duration. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Loan Costs

At December 31, 2002, loan costs of approximately $1,493,000, less accumulated amortization of approximately $377,000 are included in other assets and are being amortized by the straight-line method over the lives of the related loans. Amortization expense for the year ended December 31, 2002 is approximately
$113,000 and is included in interest expense on the accompanying statements of operations. Amortization expense is expected to be approximately $112,000 for 2003, $110,000 for 2004, $104,000 for 2005, $76,000 for 2006 and $74,000 for
2007.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at December 31, 2002, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate is approximately $50,003,000.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense of approximately $254,000 and $209,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishments of debt at Tamarac Village, Lamplighter Park, Cedar Rim and Hidden Cove Apartments in operations rather than as an extraordinary item (see "Note C").

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

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $654,000 and $748,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $568,000 and $993,000 for the years ended December 31, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $170,000 and $509,000 for the years ended December 31, 2002 and 2001, respectively. The fees are calculated based on a percentage of additions to investment properties.

In addition to reimbursement for services of affiliates, an affiliate of the General Partner earned $369,000 for services related to the refinancings of Lamplighter Park, Tamarac Village, Cedar Rim and Hidden Cove Apartments during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $177,000 and $158,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,932.70 limited partnership units (the "Units") in the Partnership representing 53.24% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.24% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

Mortgage notes payable at December 31, 2002, consist of the following:


                        Principal     Monthly                            Principal
                       Balance At     Payment     Stated                  Balance
                      December 31,   Including   Interest   Maturity       Due At
                          2002       Interest      Rate       Date        Maturity
      Property             (in thousands)                              (in thousands)

Cedar Rim                $ 4,848       $ 40       7.49%     08/01/21        $ --
Hidden Cove                2,779         22       6.81%     10/01/21           --
Lamplighter Park           7,741         64       7.48%     07/01/21           --
Park Capital               2,725         16 (1)   6.95%     12/01/05        2,725
Tamarac Village           20,318        169       7.45%     07/01/21           --
Williamsburg Manor         4,150         24 (1)   6.95%     12/01/05        4,150
Sandpiper I & II           3,950         23 (1)   6.95%     12/01/05        3,950

                         $46,511       $358                               $10,825

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

On June 29, 2001, the Partnership refinanced the mortgage encumbering Lamplighter Park Apartments. The refinancing replaced indebtedness of approximately $3,500,000 with a new mortgage of $8,000,000. The new mortgage carries a stated interest rate of 7.48% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on July 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $245,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $35,000 due to the write-off of unamortized loan costs.

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

On September 19, 2001, the Partnership refinanced the mortgage encumbering Hidden Cove Apartments. The refinancing replaced indebtedness of approximately $2,200,000 with a new mortgage of $2,860,000. The new mortgage carries a stated interest rate of 6.81% as compared to the 7.33% interest rate on the old mortgage. Payments on the mortgage loan are due monthly until the loan matures on October 1, 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $120,000 during the year ended December 31, 2001. The Partnership recognized a loss on the early extinguishment of debt of approximately $27,000 due to the write-off of unamortized loan costs.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                                   2003           $ 923
                                   2004              993
                                   2005           11,895
                                   2006            1,152
                                   2007            1,240
                                Thereafter        30,308
                                                 $46,511

Note D - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership
                                                (in thousands)


                                                        Buildings          Cost
                                                       and Related     Capitalized
                                                        Personal      Subsequent to
Description                 Encumbrances      Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Cedar Rim                     $ 4,848        $ 778       $ 4,322          $ 463
Hidden Cove                     2,779           184        4,416           1,657
Lamplighter Park                7,741         2,458        5,167           1,305
Park Capital                    2,725           280        2,100           1,380
Tamarac Village                20,318         2,464       10,536           4,263
Williamsburg Manor              4,150         1,281        5,124           1,230
Sandpiper I & II                3,950         1,463        5,851           1,988

         Totals               $46,511       $ 8,908      $37,516         $12,286

                       Gross Amount At Which
                              Carried
                        At December 31, 2002
                           (in thousands)


                             Buildings
                                And
                              Related                          Date of
                              Personal            Accumulated  Construc-   Date   Depreciable
    Description       Land    Property   Total   Depreciation    tion    Acquired Life-Years
                                                (in thousands)

Cedar Rim            $ 618    $ 4,945   $ 5,563     $ 2,962      1980    04/12/91    3-30
Hidden Cove             184     6,073     6,257       3,769      1972    03/23/90    3-30
Lamplighter Park      2,351     6,579     8,930       3,424      1968    04/12/91    3-30
Park Capital            280     3,480     3,760       2,153      1974    04/13/90    5-30
Tamarac Village       2,464    14,799    17,263       7,662      1978    06/10/92    5-30
Williamsburg Manor    1,281     6,354     7,635       2,619      1970    11/30/94    5-30
Sandpiper I & II      1,463     7,839     9,302       3,024    1976/1985 11/30/94    5-30

                    $ 8,641   $50,069   $58,710     $25,613

Reconciliation of "investment properties and accumulated depreciation":

                                         For the Years Ended December 31,
                                               2002             2001
                                                  (in thousands)
Investment Properties:
Balance at beginning of year                  $56,486          $55,210
   Additions                                    2,309            1,805
   Property disposal                              (85)            (529)
Balance at end of year                        $58,710          $56,486

Accumulated Depreciation:
Balance at beginning of year                  $22,710          $20,079
   Additions charged to expense                 2,939            2,902
   Property disposal                              (36)            (271)
Balance at end of year                        $25,613          $22,710

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $61,331,000 and $59,080,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001 is approximately $20,539,000 and $17,918,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2002           2001

Net income as reported                              $ 640         $ 1,916
Add (deduct):
Fixed asset write-offs and casualty gain              (517)           237
Depreciation differences                               316            364
Change in prepaid rental income                        138           (182)
Other                                                   81           (204)

Federal taxable income                              $ 658         $ 2,131
Federal taxable income per limited
  partnership unit                                  $ 1.70         $ 5.51

The  following  is  a   reconciliation   at  December  31,  2002,   between  the
Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                   $(11,868)
  Land and buildings                             2,621
  Accumulated depreciation                       5,074
  Syndication fees                              11,298
  Other                                             68
Net assets - Federal tax basis                 $ 7,193

Note F - Casualties

In July 2001, a rain storm occurred at Tamarac Village Apartments which caused water damage to the complex. During the year ended December 31, 2002 insurance proceeds of approximately $44,000 were received and assets and related accumulated depreciation with a net book value of approximately $24,000 were written off. This resulted in a casualty gain of approximately $20,000 being recognized during the year ended December 31, 2002.

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $482,000 were received of which $237,000 was included in accounts receivable at December 31, 2001. Assets and related accumulated depreciation with a net book value of approximately $237,000 were written-off during the year ended December 31, 2001. A casualty gain of approximately $245,000 was recognized during the year ended December 31, 2002.

In January 2002, a fire occurred at Sandpiper I and II Apartments which caused damage to two units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $42,000 were received and assets and related accumulated depreciation with a net book value of approximately $27,000 were written off. This resulted in a casualty gain of approximately $15,000 being recognized during the year ended December 31, 2002.

Note G - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

The names of the director and executive officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $67,000 and non-audit services (principally tax-related) of approximately $32,000.

Item 10.    Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2002, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the
Partnership:

              Name and address           Number of Units   Percent of Total

      Insignia Properties, LP               44,867.7            11.71%
      (an affiliate of AIMCO)
      Madison River Properties, LLC         46,747.4            12.21%
      (an affiliate of AIMCO)
      Cooper River Properties, LLC          28,039.3             7.32%
      (an affiliate of AIMCO)
      AIMCO Properties, LP                  84,278.3            22.00%
      (an affiliate of AIMCO)

Insignia  Properties  LP,  Cooper  River  Properties,   LLC  and  Madison  River
Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP, is also indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Beneficial Owners of Management

Except as described in Item 12 above, neither CEI nor any of the directors or officers of CEI own any Units of the Partnership of record or beneficially. Changes in Control

Beneficial Owners of CEI

As of December 31, 2002, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

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

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $654,000 and $748,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $568,000 and $993,000 for the year ended December 31, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $170,000 and $509,000 for the year ended December 31, 2002 and 2001, respectively. The fees are calculated based on a percentage of additions to investment properties.

In addition to reimbursement for services of affiliates, an affiliate of the General Partner earned $369,000 for services related to the refinancings of Lamplighter Park, Tamarac Village, Cedar Rim and Hidden Cove Apartments during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $177,000 and $158,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,932.7 limited partnership units (the "Units") in the Partnership representing 53.24% of the outstanding units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.24% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President and Director


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


/s/Patrick J. Foye      Executive Vice President      Date:  March 28, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date:  March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Institutional Properties/3;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                               /s/Patrick J. Foye
                               Patrick J. Foye
                               Executive Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Institutional Properties/3;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

3.1 Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference).

3.2 Agreement of Limited Partnership, incorporated by reference to Exhibit 3 to the Partnership's Registration Statement on Amendment 1 on Form S-11 (Reg. No. 2-97664) filed on July 17, 1985.

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

10.34Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc., related to Park Capital Apartments. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

10.35Multifamily  Note dated  November  30, 1995  between  CCIP/3,  a California limited  partnership,  and  Lehman  Brothers  Holdings  Inc.  d/b/a  Lehman
     Capital, A Division of Lehman Brothers Holdings Inc., related to Williamsburg Manor Apartments. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

10.36Multifamily Note dated November 30, 1995 between CCIP/3, a California limited partnership, and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc., related to Sandpiper I & II Apartments. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1995).

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

      10.48 Multifamily Note dated June 27, 2001, by and between Consolidated Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation, related to Tamarac Village Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

      10.49 Multifamily Note dated June 29, 2001, by and between Consolidated Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation, related to Lamplighter Park Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

      10.50 Multifamily Note dated July 23, 2001, by and between Consolidated Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation, related to Cedar Rim Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001.)

      10.51 Multifamily Note dated September 19, 2001, by and between Consolidated Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation, related to Hidden Cove Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001.)

11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to "Note A" of "Item 7 - Financial Statements" of this Form 10-KSB).

28.1 Fee Owner's General Partnership Agreement (Incorporated by reference to Registration Statement of Partnership (File No. 2-97664) filed July 23,
     1985).

28.2 Fee Owner's Certificate of Partnership (Incorporated by reference to Registration Statement of Partnership (File No. 2-97664) filed July 23,
     1985).

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.