Form 10QSB
period 2003-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2003-05-14
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                               $  859
   Receivables and deposits                                                   394
   Restricted escrows                                                         250
   Other assets                                                             1,242
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              50,331
                                                           58,972
      Less accumulated depreciation                       (26,367)         32,605
                                                                         $ 35,350
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 171
   Tenant security deposit liabilities                                        292
   Accrued property taxes                                                     300
   Other liabilities                                                          641
   Mortgage notes payable                                                  46,286

Partners' Deficit
   General partner                                        $ (965)
   Limited partners (383,033 units outstanding)           (11,375)        (12,340)
                                                                         $ 35,350



                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2003            2002
Revenues:
  Rental income                                              $ 2,724         $ 2,976
  Other income                                                   369             395
  Casualty gain (Note C)                                          --             292
      Total revenues                                           3,093           3,663

Expenses:
  Operating                                                    1,305           1,167
  General and administrative                                     146             153
  Depreciation                                                   754             733
  Interest                                                       876             886
  Property taxes                                                 229             179
      Total expenses                                           3,310           3,118

Net (loss) income                                            $ (217)          $ 545

Net (loss) income allocated to general partner (1%)              (2)               5
Net (loss) income allocated to limited partners (99%)           (215)            540
                                                             $ (217)          $ 545

Net (loss) income per limited partnership unit               $ (0.56)        $ 1.41

Distributions per limited partnership unit                   $ 0.66           $ --

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2002                  383,033       $ (960)     $(10,908)   $(11,868)

Distributions to partners                  --            (3)        (252)       (255)

Net loss for the three months
   ended March 31, 2003                    --           (2)         (215)       (217)

Partners' deficit at
   March 31, 2003                     383,033       $ (965)     $(11,375)   $(12,340)

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                    2003        2002
Cash flows from operating activities:
  Net (loss) income                                               $ (217)      $ 545
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Casualty gain                                                    --        (292)
      Depreciation                                                    754         733
      Amortization of loan costs                                       29          27
      Change in accounts:
        Receivables and deposits                                       99        (253)
        Other assets                                                  (37)       (209)
        Accounts payable                                               37         206
        Tenant security deposit liabilities                            (2)         (4)
        Accrued property taxes                                         96          63
        Other liabilities                                             144         312
         Net cash provided by operating activities                    903       1,128

Cash flows from investing activities:
  Property improvements and replacements                             (262)       (891)
  Insurance proceeds received                                          --         529
  Net (deposits to) withdrawals from restricted escrows               (15)         29
         Net cash used in investing activities                       (277)       (333)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (225)       (209)
  Distributions to partners                                          (255)         --
         Net cash used in financing activities                       (480)       (209)

Net increase in cash and cash equivalents                             146         586

Cash and cash equivalents at beginning of period                      713         510

Cash and cash equivalents at end of period                         $ 859      $ 1,096

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 872       $ 864


                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $152,000 and $181,000 for management fees for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $129,000 and $130,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $13,000 and $16,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management fees are calculated based on a percentage of additions to investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $146,000 and $177,000, respectively.

Note C - Casualty Event

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.
Note D - Legal Proceedings (continued)

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

The Partnership's investment properties at March 31, 2003 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Cedar Rim                                     74%        91%
        New Castle, Washington
      Hidden Cove by the Lake                       97%        95%
        Belleville, Michigan
      Lamplighter Park                              92%        82%
        Bellevue, Washington
      Park Capital                                  91%        99%
        Salt Lake City, Utah
      Sandpiper I and II                            94%        93%
        St. Petersburg, Florida
      Tamarac Village I, II, III, IV                86%        88%
        Denver, Colorado
      Williamsburg Manor                            93%        90%
        Cary, North Carolina

The General Partner attributes the decrease in occupancy at Cedar Rim Apartments to a poor local economy. The increase in occupancy at Lamplighter Park Apartments is due to units which were damaged by a fire in October 2001 and were unavailable for rental. These units have been reconstructed and are now available for rental. The decrease in occupancy at Park Capital Apartments is due to the slow economy in the local market and military deployments in the area. The increase in occupancy at Williamsburg Manor Apartments is due to a more aggressive marketing campaign.

Results of Operations

The Partnership had a net loss of approximately $217,000 for the three months ended March 31, 2003, compared to a net income of approximately $545,000 for the three months ended March 31, 2002. The decrease in net income is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three months ended March 31, 2003 due to decreases in rental income and other income and the casualty gain recognized at Lamplighter Park Apartments during the three months ended March 31, 2002. Rental income decreased due to decreases in average rental rates at all of the Partnership's properties, decreases in occupancy primarily at Park Capital, Cedar Rim, and Tamarac Village Apartments, an increase in concessions at Sandpiper I and II and Tamarac Village Apartments and an increase in bad debt at Williamsburg Manor, Park Capital, Lamplighter Park and Cedar Rim Apartments. Other income decreased due to decreases in utilities at Tamarac Village Apartments and corporate unit rent at Park Capital Apartments partially offset by increases in late charges at Tamarac Village and Lamplighter Park Apartments.

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

Total expenses increased for the three months ended March 31, 2003 due primarily to increases in operating, depreciation and property tax expenses. Operating expense increased primarily due to an increase in maintenance expense partially offset by a decrease in property expense. Maintenance expense increased at all of the Partnership's properties primarily due to the decreased capitalization of certain direct and indirect costs, primarily payroll costs and increases in contract labor at Williamsburg Manor, Sandpiper I and II, Tamarac Village and Lamplighter Park Apartments. Property expense decreased primarily due to decreased payroll and related benefits expenses at all of the Partnership's properties. Depreciation expenses increased primarily due to the casualty renovations at Lamplighter Park during the past twelve months that are now being depreciated. Property tax expense increased primarily due to a prior year tax refund received at Tamarac Village Apartments in 2002.

General and administrative expenses remained relatively constant over the comparable periods. Included in general and administrative expenses at both March 31, 2003 and 2002 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $859,000 compared to approximately $1,096,000 at March 31, 2002. The increase in cash and cash equivalents for the three months ended March 31, 2003, from the Partnership's year ended December 31, 2002, was approximately $146,000. This increase is due to approximately $903,000 of cash provided by operating activities which was partially offset by approximately $277,000 of cash used in investing activities and approximately $480,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of principal payments on mortgage notes payable and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim

During the three months ended March 31, 2003, the Partnership completed approximately $19,000 of capital improvements at Cedar Rim Apartments, consisting primarily of floor covering replacements and water and sewer improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $306,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements, parking lot repairs, signage, and exterior building and water and sewer improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the three months ended March 31, 2003, the Partnership completed approximately $30,000 of capital improvements at Hidden Cove by the Lake, consisting primarily of air conditioning unit and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $6,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lamplighter Park

During the three months ended March 31, 2003, the Partnership completed approximately $67,000 of capital improvements at Lamplighter Park, consisting primarily of building improvements and appliance and floor covering replacements. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $51,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance, floor covering, cabinet, and air conditioning unit replacements, plumbing upgrades, interior hallway renovations and an irrigation system. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Park Capital

During the three months ended March 31, 2003, the Partnership completed approximately $12,000 of capital improvements at Park Capital, consisting primarily of floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $96,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and elevator replacements and walkway improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Tamarac Village

During the three months ended March 31, 2003, the Partnership completed approximately $71,000 of capital improvements at Tamarac Village, consisting primarily of structural improvements and appliance and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $942,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, elevator repair and improvements and exterior painting on all buildings. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Williamsburg Manor

During the three months ended March 31, 2003, the Partnership completed approximately $34,000 of capital improvements at Williamsburg Manor, consisting primarily of structural improvements and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $94,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of vinyl siding and floor covering replacements, a new fitness center, exterior painting, parking lot repairs, and building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Sandpiper I and II

During the three months ended March 31, 2003, the Partnership completed approximately $29,000 of capital improvements at Sandpiper I and II, consisting primarily of floor covering and cabinet replacements and major landscaping. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $703,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, parking lot repairs, and exterior building repairs. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $46,286,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness of approximately $35,461,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The Partnership's other mortgage indebtedness of $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2015. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2003        Unit        March 31, 2002        Unit

Operations              $ 255            $ 0.66            $ --             $ --

Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,932.70 limited partnership units (the "Units") in the Partnership representing 53.24% of the outstanding units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.24% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 3.1, Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002, is incorporated herein by reference).

            Exhibit 3.2, Agreement of Limited Partnership, incorporated by reference to Exhibit 3 to the Partnership's Registration Statement on Amendment 1 on Form S-11 (Reg. No. 2-97664) filed on July 17, 1985.

            Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b)    Reports on Form 8-K filed during the quarter ended March 31, 2003:

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.