Form 10QSB
period 2003-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2003-08-14
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003


Assets
   Cash and cash equivalents                                              $ 704
   Receivables and deposits                                                 523
   Restricted escrows                                                       217
   Other assets                                                           1,325
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              50,589
                                                           59,230
      Less accumulated depreciation                       (27,136)       32,094
                                                                       $ 34,863
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $ 202
   Tenant security deposit liabilities                                      306
   Accrued property taxes                                                   334
   Other liabilities                                                        614
   Mortgage notes payable                                                46,057

Partners' Deficit
   General partner                                        $ (968)
   Limited partners (383,033 units outstanding)           (11,682)      (12,650)
                                                                       $ 34,863



                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              For the Three Months      For the Six Months
                                                 Ended June 30,           Ended June 30,
                                               2003         2002         2003        2002
Revenues:
  Rental income                              $ 2,601      $ 2,895      $ 5,325      $ 5,871
  Other income                                   310          337          679          732
  Casualty gain (Note C)                          --           --           --          249
      Total revenues                           2,911        3,232        6,004        6,852

Expenses:
  Operating                                    1,228        1,208        2,533        2,332
  General and administrative                     132          147          278          300
  Depreciation                                   769          751        1,523        1,484
  Interest                                       872          890        1,748        1,776
  Property taxes                                 220          203          449          382
      Total expenses                           3,221        3,199        6,531        6,274

Net (loss) income                             $ (310)       $ 33        $ (527)      $ 578

Net (loss) income allocated to general
  partner (1%)                                 $ (3)        $ --         $ (5)        $ 6
Net (loss) income allocated to limited
  partners (99%)                                (307)          33         (522)         572

                                              $ (310)       $ 33        $ (527)      $ 578

Net (loss) income per limited
  partnership unit                           $ (0.80)      $ 0.09      $ (1.36)     $ 1.49

Distributions per limited
  partnership unit                             $ --        $ 0.98       $ 0.66      $ 0.98

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2002                  383,033       $ (960)     $(10,908)   $(11,868)

Distributions to partners                  --            (3)        (252)       (255)

Net loss for the six months
   ended June 30, 2003                     --            (5)        (522)       (527)

Partners' deficit at
   June 30, 2003                      383,033       $ (968)     $(11,682)   $(12,650)

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                    2003        2002
Cash flows from operating activities:
  Net (loss) income                                               $ (527)      $ 578
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Casualty gain                                                    --        (249)
      Depreciation                                                  1,523       1,484
      Amortization of loan costs                                       58          58
      Change in accounts:
        Receivables and deposits                                      (30)       (160)
        Other assets                                                 (149)       (141)
        Accounts payable                                               38         (50)
        Tenant security deposit liabilities                            12         (16)
        Accrued property taxes                                        130          72
        Other liabilities                                             117         334
         Net cash provided by operating activities                  1,172       1,910

Cash flows from investing activities:
  Property improvements and replacements                             (490)     (1,261)
  Net receipts from restricted escrows                                 18          24
  Insurance proceeds received                                          --         535
         Net cash used in investing activities                       (472)       (702)

Cash flows from financing activities:
  Payment of mortgage notes payable                                  (454)       (422)
  Distributions to partners                                          (255)       (380)
         Net cash used in financing activities                       (709)       (802)

Net (decrease) increase in cash and cash equivalents                   (9)        406

Cash and cash equivalents at beginning of period                      713         510

Cash and cash equivalents at end of period                         $ 704       $ 916

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,692     $ 1,724

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 30        $ --


                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

During the six months ended June 30, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $290,000 and $347,000 for management fees for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $212,000 and $319,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $13,000 and $89,000 for the six months ended June 30, 2003 and 2002, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $146,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In October 2001 a fire  occurred at  Lamplighter  Park  Apartments  which caused
damage to thirty  units of the  complex.  As a result,   assets  and  related
accumulated depreciation with a net book value of approximately $237,000 were written off in 2001 and an insurance receivable of $237,000 was recorded at December 31, 2001. During the six months ended June 30, 2002 insurance proceeds of approximately $535,000 were received and an additional write-off of assets and related accumulated depreciation with a net book value of approximately $49,000 was recorded. This resulted in a casualty gain of approximately $249,000 relating to this casualty being recognized during the six months ended June 30, 2002.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties at June 30, 2003 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Cedar Rim Apartments                          79%        91%
        New Castle, Washington
      Hidden Cove by the Lake Apartments            97%        96%
        Belleville, Michigan
      Lamplighter Park Apartments                   89%        77%
        Bellevue, Washington
      Park Capital Apartments                       93%        94%
        Salt Lake City, Utah
      Sandpiper I and II Apartments                 94%        95%
        St. Petersburg, Florida
      Tamarac Village Apartments                    87%        88%
        Denver, Colorado
      Williamsburg Manor Apartments                 92%        90%
        Cary, North Carolina

The General Partner attributes the decrease in occupancy at Cedar Rim Apartments to a poor local economy. The increase in occupancy at Lamplighter Park Apartments is due to units which were damaged by a fire in October 2001 and were unavailable for rental during 2002. These units have been reconstructed and are now available for rental.

Results of Operations

The Partnership had a net loss of approximately $527,000 for the six months ended June 30, 2003, compared to net income of approximately $578,000 for the six months ended June 30, 2002. The Partnership had a net loss of approximately $310,000 for the three months ended June 30, 2003 as compared to net income of $33,000 for the three months ended June 30, 2002. The decrease in net income for the three and six month periods ended June 30, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three and six months ended June 30, 2003 due to decreases in both rental and other income and the casualty gain recognized at Lamplighter Park Apartments during the six months ended June 30, 2002. Rental income decreased due to decreases in average rental rates at all of the Partnership's properties except Sandpiper I and II Apartments, decreases in occupancy at Sandpiper I and II, Tamarac Village, Park Capital, and Cedar Rim Apartments, an increase in concessions primarily at Sandpiper I and II and Tamarac Village Apartments, and an increase in bad debt expense at all of the Partnership's properties but Hidden Cove Apartments partially offset by increases in occupancy at Williamsburg Manor, Hidden Cove, and Lamplighter Park Apartments. Other income decreased due to reduced corporate unit rent at Park Capital Apartments and reduced utility reimbursements at Tamarac Village Apartments partially offset by increases in late charges primarily at Sandpiper I and II, Tamarac Village, and Lamplighter Park Apartments.

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

Total expenses increased for the three and six months ended June 30, 2003 due primarily to increases in operating, depreciation and property tax expenses partially offset by decreases in interest and general and administrative expenses. Operating expenses increased primarily due to an increase in maintenance and advertising expenses partially offset by a decrease in management fees. Maintenance expense increased due to increases in contract labor at Williamsburg Manor, Sandpiper I and II, Tamarac Village, Lamplighter Park, and Cedar Rim Apartments. Advertising expense increased due to increased periodical expenses at Tamarac Village and Lamplighter Park Apartments and web advertising and referral fees at Tamarac Village Apartments. Depreciation expense increased primarily due to the casualty renovations at Lamplighter Park Apartments during the past twelve months that are now being depreciated. Property tax expense increased primarily due to a prior year tax refund received at Tamarac Village Apartments in 2002, an adjustment of property tax accruals at Hidden Cove Apartments, located in Michigan, and an anticipated increase in property taxes at Sandpiper I and II Apartments. Interest expense decreased due to scheduled principal payments on the mortgages encumbering Tamarac Village, Lamplighter Park, and Cedar Rim Apartments which lowered the debt balances.

General and administrative expenses decreased primarily due to reduced costs of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $704,000 compared to approximately $916,000 at June 30, 2002. The decrease in cash and cash equivalents for the six months ended June 30, 2003, from the Partnership's year ended December 31, 2002, was approximately $9,000. This decrease is due to approximately $472,000 of cash used in investing activities and approximately $709,000 of cash used in financing activities partially offset by approximately $1,172,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments on mortgage notes payable and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During  the  six  months  ended  June  30,  2003,  the   Partnership   completed
approximately $49,000 of capital improvements at Cedar Rim Apartments, consisting primarily of floor covering replacements, lighting upgrades, and water and sewer improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $159,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements, parking lot repairs, signage, and exterior building and water and sewer improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $58,000 of capital improvements at Hidden Cove by the Lake Apartments, consisting primarily of air conditioning unit and floor covering replacements and major landscaping improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete no additional capital improvements during the remainder of 2003. Additional capital improvements that are considered necessary will need further approval and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $115,000 of capital improvements at Lamplighter Park Apartments, consisting primarily of swimming pool upgrades, interior painting, structural improvements, and appliance and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $63,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance, floor covering, cabinet, and air conditioning unit replacements, plumbing upgrades, and an irrigation system. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Park Capital Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $28,000 of capital improvements at Park Capital Apartments, consisting primarily of floor covering replacements and major landscaping improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and elevator replacements and walkway improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Tamarac Village Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $138,000 of capital improvements at Tamarac Village Apartments, consisting primarily of heating unit upgrades, structural improvements and appliance and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $122,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, elevator improvements and exterior painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $47,000 of capital improvements at Williamsburg Manor Apartments, consisting primarily of structural improvements and appliance and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $16,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of vinyl siding and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Sandpiper I and II Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $85,000 of capital improvements at Sandpiper I and II Apartments, consisting primarily of floor covering, appliance and cabinet replacements, and water and sewer upgrades. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $20,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, parking lot repairs, and exterior building repairs. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $46,057,000 has maturity dates ranging from December 2005 to October 2021. Mortgage indebtedness of approximately $35,232,000 on Tamarac Village, Hidden Cove, Lamplighter Park and Cedar Rim Apartments requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. Mortgage indebtedness of $10,825,000 on Williamsburg Manor, Sandpiper I and II, and Park Capital Apartments requires interest only payments, matures in December 2005 and has balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2015. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2003         Unit        June 30, 2002         Unit

Operations              $ 255            $ 0.66           $ 380            $ 0.98

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,932.70 limited partnership units (the "Units") in the Partnership representing 53.24% of the outstanding units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.24% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

            Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Institutional Properties/3;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Institutional Properties/3;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                /s/Paul J. McAuliffe
                                Paul J. McAuliffe
                                Executive Vice President and Chief Financial Officer of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.