Form 10QSB
period 2003-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2003-11-13
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                               $ 620
   Receivables and deposits                                                  594
   Restricted escrows                                                        217
   Other assets                                                            1,353
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              50,902
                                                           59,543
      Less accumulated depreciation                       (27,875)        31,668
                                                                        $ 34,452
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $ 325
   Tenant security deposit liabilities                                       307
   Accrued property taxes                                                    489
   Other liabilities                                                         599
   Mortgage notes payable                                                 45,823

Partners' Deficit
   General partner                                        $ (973)
   Limited partners (383,033 units outstanding)           (12,118       (13,091)
                                                                       $ 34,452



                   See Accompanying Notes to Financial Statements

                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              For the Three Months      For the Nine Months
                                              Ended September 30,       Ended September 30,
                                               2003         2002         2003        2002
Revenues:
  Rental income                              $ 2,640      $ 2,685      $ 7,965      $ 8,556
  Other income                                   367          334        1,046        1,066
  Casualty gain (Note C)                          --           19           --          268
      Total revenues                           3,007        3,038        9,011        9,890

Expenses:
  Operating                                    1,477        1,096        4,010        3,428
  General and administrative                     135          150          413          450
  Depreciation                                   739          719        2,262        2,203
  Interest                                       868          886        2,616        2,662
  Property taxes                                 229          212          678          594
      Total expenses                           3,448        3,063        9,979        9,337

Net (loss) income                             $ (441)      $ (25)       $ (968)      $ 553

Net (loss) income allocated to general
  partner (1%)                                 $ (4)        $ --        $ (10)        $ 6
Net (loss) income allocated to limited
  partners (99%)                                (437)         (25)        (958)         547

                                              $ (441)      $ (25)       $ (968)      $ 553

Net (loss) income per limited
  partnership unit                           $ (1.14)     $ (0.06)     $ (2.50)     $ 1.43

Distributions per limited
  partnership unit                             $ --        $ 0.67       $ 0.66      $ 1.65

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2002                  383,033       $ (960)     $(10,908)   $(11,868)

Distributions to partners                  --            (3)        (252)       (255)

Net loss for the nine months
   ended September 30, 2003                --           (10)        (958)       (968)

Partners' deficit at
   September 30, 2003                 383,033       $ (973)     $(12,118)   $(13,091)

                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2003        2002
Cash flows from operating activities:
  Net (loss) income                                               $ (968)      $ 553
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Casualty gain                                                    --        (268)
      Depreciation                                                  2,262       2,203
      Amortization of loan costs                                       87          88
      Change in accounts:
        Receivables and deposits                                     (101)         39
        Other assets                                                 (206)        (77)
        Accounts payable                                              114         115
        Tenant security deposit liabilities                            13         (27)
        Accrued property taxes                                        285         245
        Other liabilities                                             102         569
         Net cash provided by operating activities                  1,588       3,440

Cash flows from investing activities:
  Property improvements and replacements                             (756)     (1,894)
  Net receipts from (deposits to) restricted escrows                   18         (41)
  Insurance proceeds received                                          --         633
         Net cash used in investing activities                       (738)     (1,302)

Cash flows from financing activities:
  Payment of mortgage notes payable                                  (688)       (639)
  Distributions to partners                                          (255)       (637)
         Net cash used in financing activities                       (943)     (1,276)

Net (decrease) increase in cash and cash equivalents                  (93)        862

Cash and cash equivalents at beginning of period                      713         510

Cash and cash equivalents at end of period                         $ 620      $ 1,372

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,570     $ 2,580

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 77        $ --


                   See Accompanying Notes to Financial Statements


                  CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $440,000 and $506,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $341,000 and $475,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $42,000 and $129,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $146,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

In July 2001, a rainstorm occurred at Tamarac Village Apartments, which caused water damage to the complex. During the nine months ended September 30, 2002 insurance proceeds of approximately $31,000 were received and assets and related accumulated depreciation with a net book value of approximately $24,000 were written off. This resulted in a casualty gain of approximately $7,000 being recognized during the nine months ended September 30, 2002.

In October 2001, a fire occurred at Lamplighter Park Apartments, which caused damage to thirty apartment units. During the nine months ended September 30, 2002 insurance proceeds of approximately $535,000 were received and assets and related accumulated depreciation with a net book value of approximately $289,000 were written off. This resulted in a casualty gain of approximately $246,000 being recognized during the nine months ended September 30, 2002.

In January 2002, a fire occurred at Sandpiper I and II Apartments, which caused damage to two apartment units. During the nine months ended September 30, 2002 insurance proceeds of approximately $42,000 were received and assets and related accumulated depreciation with a net book value of approximately $27,000 were written off. This resulted in a casualty gain of approximately $15,000 being recognized during the nine months ended September 30, 2002.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties at September 30, 2003 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Cedar Rim Apartments (1)                      85%        92%
        New Castle, Washington
      Hidden Cove by the Lake Apartments            95%        96%
        Belleville, Michigan
      Lamplighter Park Apartments (2)               90%        68%
        Bellevue, Washington
      Park Capital Apartments                       92%        91%
        Salt Lake City, Utah
      Sandpiper I and II Apartments                 93%        94%
        St. Petersburg, Florida
      Tamarac Village Apartments                    86%        87%
        Denver, Colorado
      Williamsburg Manor Apartments (3)             93%        90%
        Cary, North Carolina

(1) The General Partner attributes the decrease in occupancy at Cedar Rim Apartments to a poor local economy.

(2) The General Partner attributes the increase in occupancy at Lamplighter Park Apartments to the availability for rent of units that were damaged by a fire in October 2001. During 2002, the units were unavailable for rent. The units have since been reconstructed and are available for rent.

(3) The General Partner attributes the increase in occupancy at Williamsburg Manor Apartments to increased marketing efforts.

Results of Operations

The Partnership had a net loss of approximately $968,000 for the nine months ended September 30, 2003, compared to net income of approximately $553,000 for the nine months ended September 30, 2002. The Partnership had a net loss of approximately $441,000 for the three months ended September 30, 2003 as compared to a net loss of approximately $25,000 for the three months ended September 30, 2002. The decrease in net income for the three and nine month periods ended September 30, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the nine months ended September 30, 2003 due to decreases in both rental and other income and casualty gains recognized in 2002 primarily at Lamplighter Park Apartments (as discussed below). Rental income decreased due to decreases in average rental rates at all but one of the Partnership's properties, decreases in occupancy at Cedar Rim, Hidden Cove by the Lake, Sandpiper I and II, and Tamarac Village Apartments, an increase in concessions primarily at Sandpiper I and II and Tamarac Village Apartments, and an increase in bad debt expense at all but one of the Partnership's investment properties partially offset by increases in occupancy at Lamplighter Park, Park Capital and Williamsburg Manor Apartments and reduced concession costs at Cedar Rim, Lamplighter Park and Williamsburg Manor Apartments. Other income decreased for the nine months ended September 30, 2003 due to reduced corporate unit rent at Park Capital Apartments and reduced utility reimbursements at Tamarac Village Apartments partially offset by increases in late charges primarily at Sandpiper I and II and Tamarac Village Apartments.

Total revenues decreased for the three months ended September 30, 2003 due to decreases in rental income and casualty gains recognized in 2002 at Sandpiper I and II and Tamarac Apartments (as discussed below), partially offset by an increase in other income. Rental income decreased primarily due to decreases in occupancy (as discussed above). Other income increased due to an increase in lease cancellation and cleaning and damage fees at Tamarac Village Apartments partially offset by decreases in utility reimbursements at Sandpiper I and II and Tamarac Village Apartments.

In July 2001, a rainstorm occurred at Tamarac Village Apartments, which caused water damage to the complex. During the nine months ended September 30, 2002 insurance proceeds of approximately $31,000 were received and assets and related accumulated depreciation with a net book value of approximately $24,000 were written off. This resulted in a casualty gain of approximately $7,000 being recognized during the nine months ended September 30, 2002.

In October 2001, a fire occurred at Lamplighter Park Apartments, which caused damage to thirty apartment units. During the nine months ended September 30, 2002 insurance proceeds of approximately $535,000 were received and assets and related accumulated depreciation with a net book value of approximately $289,000 were written off. This resulted in a casualty gain of approximately $246,000 being recognized during the nine months ended September 30, 2002.

In January 2002, a fire occurred at Sandpiper I and II Apartments, which caused damage to two apartment units. During the nine months ended September 30, 2002 insurance proceeds of approximately $42,000 were received and assets and related accumulated depreciation with a net book value of approximately $27,000 were written off. This resulted in a casualty gain of approximately $15,000 being recognized during the nine months ended September 30, 2002.

Total expenses increased for the three and nine months ended September 30, 2003 due to increases in operating, depreciation and property tax expenses partially offset by decreases in general and administrative and interest expenses. Operating expenses increased primarily due to increases in maintenance, advertising, property, and administrative expenses partially offset by a decrease in management fees. Maintenance expenses increased primarily due to increases in contract labor costs at Cedar Rim, Hidden Cove by the Lake, Lamplighter Park, Sandpiper I and II, Tamarac Village, and Williamsburg Manor Apartments. Advertising expense increased primarily due to increased periodical expenses at Lamplighter Park and Tamarac Village Apartments and web advertising and referral fees at Tamarac Village Apartments. Property expenses increased primarily due to increases in salaries and related benefits at Park Capital, Sandpiper I and II and Williamsburg Manor Apartments and increases in utilities at Cedar Rim, Lamplighter Park, Tamarac Village and Williamsburg Manor Apartments partially offset by a decrease in corporate unit rent at Park Capital Apartments. Administrative expense increased primarily due to an increase in temporary help at Cedar Rim, Lamplighter Park, and Tamarac Village Apartments. Depreciation expense increased primarily due to the casualty renovations at Lamplighter Park Apartments during the past twelve months that are now being depreciated. Property tax expense increased primarily due to a prior year tax refund received at Tamarac Village Apartments in 2002, which resulted in a lower than normal tax expense reported in 2002, an adjustment of property tax accruals at Hidden Cove by the Lake Apartments and an anticipated increase in property taxes at Sandpiper I and II Apartments. Interest expense decreased due to scheduled principal payments on the mortgages encumbering Cedar Rim, Lamplighter Park, and Tamarac Village Apartments which lowered the debt balances and therefore resulted in a decrease in the amount of interest accrued.

General and administrative expenses decreased primarily due to reduced costs of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $620,000 compared to approximately $1,372,000 at September 30, 2002. Cash and cash equivalents decreased approximately $93,000 since December 31, 2002 due to approximately $738,000 and approximately $943,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,588,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net receipts from restricted escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's investment properties and distributions paid to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $122,000 of capital improvements at Cedar Rim Apartments, consisting primarily of floor covering and water heater replacements and water and sewer improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $99,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements, parking lot repairs, signage, and exterior building improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $47,000 of capital improvements at Hidden Cove by the Lake Apartments, consisting primarily of air conditioning unit and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $7,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $159,000 of capital improvements at Lamplighter Park Apartments, consisting primarily of swimming pool upgrades, interior painting, structural improvements, and appliance and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Park Capital Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $44,000 of capital improvements at Park Capital Apartments, consisting primarily of floor covering and elevator replacements and major landscaping improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $18,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements and walkway improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Tamarac Village Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $245,000 of capital improvements at Tamarac Village Apartments, consisting primarily of heating unit upgrades, structural and elevator improvements and appliance and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements and exterior painting. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $55,000 of capital improvements at Williamsburg Manor Apartments, consisting primarily of structural improvements and floor covering replacements. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Sandpiper I and II Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $161,000 of capital improvements at Sandpiper I and II Apartments, consisting primarily of floor covering, appliance, air conditioning unit and cabinet replacements, water and sewer upgrades, exterior painting, and structural improvements. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $58,000 in capital improvements during the remainder of 2003. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $45,823,000 has maturity dates ranging from December 2005 to October 2021. Mortgage indebtedness encumbering Tamarac Village, Hidden Cove, Lamplighter Park and Cedar Rim Apartments of approximately $34,998,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. Mortgage indebtedness encumbering Williamsburg Manor, Sandpiper I and II, and Park Capital Apartments of approximately $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the investment properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                     Per Limited                         Per Limited
                 Nine Months Ended   Partnership    Nine Months Ended    Partnership
                September 30, 2003       Unit       September 30, 2002       Unit

Operations             $ 255            $ 0.66            $ 637             $ 1.65

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 203,932.70 limited partnership units (the "Units") in the Partnership representing 53.24% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 10, 2003, AIMCO Properties, L.P., commenced a tender offer for any and all units for a purchase price of $27.88 per Unit. Such offer expires on December 10, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 53.24% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION



ITEM 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

            Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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

Date: November 13, 2003

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

Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.