Form 10KSB
period 2003-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2004-03-30
CIK 768890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark one)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

              For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.   $12,120,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.    Description of Business

Consolidated Capital Institutional Properties/3 (the "Registrant" or "Partnership") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. Commencing July 23, 1985, the Partnership offered 800,000 Units of Limited Partnership Interests (the "Units") at a purchase price of $250 per unit pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on May 15, 1987, with 383,033 units sold for an aggregate of approximately $95,758,000. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. As of December 31, 2003, AIMCO IPLP, L.P. an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 2003, the Partnership owned seven apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, which range in age from 19 to 36 years old.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provides such property management services.

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

Item 2.    Description of Properties

The following table sets forth the Partnership's investment in properties:

                            Date of
Property                  Acquisition Type of Ownership       Use

Cedar Rim                   4/12/91   Fee ownership subject   Apartment
  New Castle, Washington              to first mortgage.      104 units

Hidden Cove by the Lake     3/23/90   Fee ownership subject   Apartment
  Belleville, Michigan                to first mortgage.         120 units

Lamplighter Park            4/12/91   Fee ownership subject   Apartment
  Bellevue, Washington                to first mortgage.         174 units

Park Capital                4/13/90   Fee ownership subject   Apartment
  Salt Lake City, Utah                to first mortgage.         135 units

Tamarac Village             6/10/92   Fee ownership subject   Apartment
  I,II,III and IV                     to first mortgage.         564 units
  Denver, Colorado

Williamsburg Manor         11/30/94   Fee ownership subject   Apartment
  Cary, North Carolina                to first mortgage.         183 units

Sandpiper I & II           11/30/94   Fee ownership subject   Apartment
  St. Petersburg, Florida             to first mortgage.      276 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.
                     Gross
                    Carrying  Accumulated                     Federal
Property             Value    Depreciation   Rate   Method   Tax Basis
                       (in thousands)                       (in thousands)

Cedar Rim           $ 5,740     $ 3,243    3-30 yrs  S/L      $ 4,165
Hidden Cove           6,304       4,139    3-30 yrs  S/L        3,552
Lamplighter Park      9,516       3,755    3-30 yrs  S/L        6,663
Park Capital          3,823       2,391    5-30 yrs  S/L        2,102
Tamarac Village      17,569       8,578    5-30 yrs  S/L       11,073
Williamsburg Manor    7,695       2,977    5-30 yrs  S/L        5,241
Sandpiper I & II      9,552       3,487    5-30 yrs  S/L        6,586

                    $60,199     $28,570                       $39,382

See "Note A" of the Notes to Financial Statements included in "Item 7. Financial
Statements"  for  a  description  of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                        Principal                             Principal
                        Balance At      Stated                 Balance
                       December 31,    Interest  Maturity      Due At
      Property             2003          Rate      Date     Maturity (1)
                      (in thousands)                       (in thousands)

Cedar Rim                $ 4,724        7.49%    08/01/21       $ --
Hidden Cove                2,703        6.81%    10/01/21           --
Lamplighter Park           7,541        7.48%    07/01/21           --
Park Capital               2,725        6.95%    12/01/05        2,725
Tamarac Village           19,792        7.45%    07/01/21           --
Williamsburg Manor         4,150        6.95%    12/01/05        4,150
Sandpiper I & II           3,950        6.95%    12/01/05        3,950

                         $45,585                               $10,825

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property were as follows:

                                 Average Annual
                                  Rental Rates         Average Annual
                                   (per unit)            Occupancy

 Property                        2003       2002       2003      2002

 Cedar Rim                     $10,288    $10,848      87%        89%
 Hidden Cove (1)                 7,858      8,026      94%        97%
 Lamplighter Park (2)            9,436     10,296      90%        75%
 Park Capital (3)                7,780      8,479      93%        90%
 Tamarac Village (4)             7,759      8,071      84%        88%
 Williamsburg Manor              8,580      8,987      93%        91%
 Sandpiper I & II                8,147      8,046      94%        94%

(1) The General Partner attributes the decrease in occupancy at Hidden Cove Apartments to evictions due to non-payment of rent and job losses in the local area.

(2) The General Partner attributes the increase in occupancy at Lamplighter Park Apartments to units unavailable for rent during 2002 due to a fire in October 2001. The units have since been reconstructed and were available for rent during 2003.

(3) The General Partner attributes the increase in occupancy at Park Capital Apartments to a reduction in rental rates.

(4) The General Partner attributes the decrease in occupancy at Tamarac Village Apartments to declining market conditions in the local area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

                                      2003            2003
                                     Taxes           Rates
                                 (in thousands)

         Cedar Rim                    $ 86           1.07%
         Hidden Cove                    75           4.87%
         Lamplighter Park              114           0.89%
         Park Capital                   53           1.50%
         Tamarac Village               170           6.66%
         Williamsburg Manor             98           1.06%
         Sandpiper I & II              234           2.35%

Capital Improvements

Cedar Rim

During the year ended December 31, 2003, the Partnership completed approximately $176,000 in capital improvements at Cedar Rim Apartments, consisting primarily of floor covering and water heater replacements, water and sewer improvements and plumbing fixture upgrades. The improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $57,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hidden Cove by the Lake

During the year ended December 31, 2003, the Partnership completed approximately $48,000 in capital improvements at Hidden Cove by the Lake Apartments, consisting primarily of air conditioning unit and floor covering replacements. The improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $66,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lamplighter Park

During the year ended December 31, 2003, the Partnership completed approximately $698,000 in capital improvements at Lamplighter Park Apartments, consisting primarily of the completion of reconstruction of units damaged in a fire in October 2001, swimming pool upgrades, interior painting, and appliance and floor covering replacements. The improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $96,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Park Capital

During the year ended December 31, 2003, the Partnership completed approximately $63,000 in capital improvements at Park Capital Apartments, consisting primarily of floor covering replacements, elevator upgrades and major landscaping improvements. The improvements were funded from operating cash flow. The
Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $74,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Tamarac Village

During the year ended December 31, 2003, the Partnership completed approximately $307,000 in capital improvements at Tamarac Village Apartments, consisting primarily of heating unit upgrades, structural and elevator improvements and appliance and floor covering replacements. The improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $310,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Williamsburg Manor

During the year ended December 31, 2003, the Partnership completed approximately $60,000 in capital improvements at Williamsburg Manor Apartments, consisting primarily of structural improvements and floor covering replacements. The improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $101,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Sandpiper I and II

During the year ended December 31, 2003, the Partnership completed approximately $250,000 in capital improvements at Sandpiper I and II Apartments, consisting primarily of floor covering, appliance, air conditioning unit and cabinet replacements, water and sewer upgrades, exterior painting, roof replacement and structural improvements. The improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $152,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.    Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly held limited partnership, sold 383,033 Limited Partnership Units (the "Units") aggregating approximately $95,758,000. The
Partnership currently has 9,286 holders of record of Limited Partnership Units owning an aggregate of 383,033 units. Affiliates of the General Partner owned 212,745.7 units or 55.54% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                  Per Limited                  Per Limited
                    Year Ended    Partnership    Year Ended    Partnership
                   December 31,       Unit      December 31,      Unit
                       2003                         2002

Operations            $ 255          $ 0.66        $1,018        $ 2.63

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 212,745.7 limited partnership units (the "Units") in the Partnership representing 55.54% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.    Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $1,312,000 for the year ended December 31, 2003 compared to net income of approximately $640,000 for the year ended December 31, 2002. The decrease in net income for the year ended December 31, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the year ended December 31, 2003 due to decreases in rental, other income and casualty gains (as discussed below). Rental income decreased due to decreases in average rental rates at all but one of the Partnership's properties, decreases in occupancy at Cedar Rim, Hidden Cove by the Lake and Tamarac Village Apartments, an increase in concessions and bad debt expense primarily at Sandpiper I and II and Tamarac Village Apartments, partially offset by increases in occupancy at Lamplighter Park, Park Capital and Williamsburg Manor Apartments and reduced concession costs at Lamplighter Park Apartments. Other income decreased due to reduced corporate unit rent at Park Capital Apartments partially offset by increases in utility reimbursements at Hidden Cove by the Lake, Sandpiper I & II and Lamplighter Park Apartments and an increase in late charges at Sandpiper I & II Apartments.

Total expenses increased for the year ended December 31, 2003 due to increases in operating, general and administrative, depreciation, and property tax expenses, partially offset by a decrease in interest expense. Operating expenses increased due to increases in maintenance, advertising, property, and administrative expenses, partially offset by a decrease in management fees. Maintenance expenses increased primarily due to increases in contract services at all of the partnership's properties and increased salary and related benefit costs primarily at Williamsburg, Tamarac Village and Lamplighter Park Apartments. Advertising expense increased due to increased periodical and web advertising expenses at Cedar Rim, Lamplighter Park, and Tamarac Village Apartments, and referral fees at Tamarac Village Apartments. Property expenses increased due to increases in salaries and related benefits, and utilities at Sandpiper I & II and Williamsburg Manor Apartments and employee apartments, leasing renewal incentives and leasing commissions at Williamsburg Manor Apartments. Administrative expenses increased primarily due to an increase in fees for temporary help at Cedar Rim, Lamplighter Park, and Tamarac Village Apartments and increased telephone expenses at Tamarac Village and Lamplighter Park Apartments. Management fees decreased due to a decrease in rental revenue primarily at Tamarac Village, Lamplighter Park and Cedar Rim Apartments.
Depreciation expense increased largely due to casualty renovations at Lamplighter Park Apartments as well as improvements completed at the Partnership's other properties during the past twelve months that are now being depreciated. Property tax expense increased primarily due to an increase in the assessed value at Lamplighter Park Apartments and an adjustment to the property tax accruals at Hidden Cove by the Lake Apartments, partially offset by a reduction in the assessed value at Tamarac Village Apartments and a prior year assessment paid in 2002 at Williamsburg Apartments. There was no similar assessment paid during 2003. Interest expense decreased due to scheduled principal payments on the mortgages emcumbering Cedar Rim, Lamplighter, Tamarac Village, and Hidden Cove by the Lake Apartments which lowered the debt balances.

General and administrative expenses increased primarily due to increased costs of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $482,000 were received of which $237,000 was included in accounts receivable at December 31, 2001. Assets and related accumulated depreciation with a net book value of approximately $237,000 were written off during the year ended December 31, 2001. A casualty gain of approximately $245,000 was recognized during the year ended December 31, 2002. During the year ended December 31, 2003 additional insurance proceeds of approximately $239,000 were received and assets and related accumulated depreciation with a net book value of approximately $54,000 were written off. This resulted in an additional casualty gain of approximately $185,000 being recognized during the year ended December 31, 2003.

In July 2001, a rainstorm occurred at Tamarac Village Apartments which caused water damage to the complex. During the year ended December 31, 2002 insurance proceeds of approximately $44,000 were received and assets and related accumulated depreciation with a net book value of approximately $24,000 were written off. This resulted in a casualty gain of approximately $20,000 being recognized during the year ended December 31, 2002.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $599,000 compared to approximately $713,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $114,000 is due to approximately $1,287,000 and $898,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,071,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received and net receipts from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and distributions paid to the partners partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $856,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $45,585,000 has maturity dates ranging from December 2005 to October 2021. Mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $34,760,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. Mortgage indebtedness encumbering Williamsburg Manor, Sandpiper I and II, and Park Capital Apartments of approximately $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments totaling approximately $10,825,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the investment properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                  Per Limited                  Per Limited
                    Year Ended    Partnership    Year Ended    Partnership
                   December 31,       Unit      December 31,      Unit
                       2003                         2002

Operations            $ 255          $ 0.66        $1,018        $ 2.63

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 212,745.7 limited partnership units (the "Units") in the Partnership representing 55.54% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.    Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

           Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 as of December 31, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  financial   position  of  Consolidated   Capital
Institutional Properties/3 as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                      $ 599
   Receivables and deposits                                          359
   Restricted escrows                                                217
   Other assets                                                    1,219
   Investment properties (Notes C and D)
      Land                                           $ 8,641
      Buildings and related personal property         51,558
                                                      60,199
      Less accumulated depreciation                  (28,570)     31,629
                                                                $ 34,023

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                               $ 262
   Tenant security deposit liabilities                               309
   Accrued property taxes                                            188
   Other liabilities                                                 609
   Due to affiliates (Note B)                                        505
   Mortgage notes payable (Note C)                                45,585

Partners' Deficit
   General partner                                    $ (976)
   Limited partners (383,033 units outstanding)      (12,459)    (13,435)
                                                                $ 34,023


            See Accompanying Notes to Financial Statements

            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                        STATEMENTS OF OPERATIONS
                  (in thousands, except per unit data)


                                                   Years Ended December 31,
                                                     2003          2002
Revenues:
  Rental income                                     $10,584       $11,321
  Other income                                        1,351         1,372
  Casualty gain (Note F)                                185           280
     Total revenues                                  12,120        12,973

Expenses:
  Operating                                           5,344         4,502
  General and administrative                            721           538
  Depreciation                                        3,016         2,939
  Interest                                            3,478         3,536
  Property taxes                                        873           818
     Total expenses                                  13,432        12,333

Net (loss) income (Note E)                          $(1,312)       $ 640

Net (loss) income allocated to general partner       $ (13)         $ 6
(1%)
Net (loss) income allocated to limited partners      (1,299)          634
(99%)

                                                    $(1,312)       $ 640

Net (loss) income per limited partnership unit      $ (3.39)      $ 1.66

Distributions per limited partnership unit          $ 0.66        $ 2.63


            See Accompanying Notes to Financial Statements

            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

               STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units     Partner   Partners    Total

Original capital contributions    383,033      $ 1     $ 95,758  $ 95,759

Partners' deficit at
  December 31, 2001               383,033    $ (956)   $(10,534) $(11,490)

Net income for the year ended
  December 31, 2002                    --          6        634       640

Distributions to partners              --        (10)    (1,008)   (1,018)

Partners' deficit at
  December 31, 2002               383,033       (960)   (10,908)   (11,868)

Net loss for the year ended
  December 31, 2003                    --        (13)    (1,299)     (1,312)

Distributions to partners              --         (3)      (252)        (255)

Partners' deficit at
  December 31, 2003               383,033    $ (976)   $(12,459)     $(13,435)

            See Accompanying Notes to Financial Statements

            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                           Years Ended
                                                           December 31,
                                                         2003       2002
Cash flows from operating activities:
  Net (loss) income                                     $(1,312)    $ 640
  Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
    Casualty gain                                          (185)      (280)
    Depreciation                                          3,016      2,939
    Amortization of loan costs                              116        113
    Change in accounts:
      Receivables and deposits                              134        167
      Other assets                                         (101)        11
      Accounts payable                                       70        (13)
      Tenant security deposit liabilities                    15        (21)
      Accrued property taxes                                (16)        (7)
      Due to affiliates                                     222         --
      Other liabilities                                     112         84
        Net cash provided by operating activities         2,071      3,633

Cash flows from investing activities:
  Property improvements and replacements                  (1,544)   (2,330)
  Net receipts from restricted escrows                       18        210
  Insurance proceeds received                               239        568
        Net cash used in investing activities            (1,287)    (1,552)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (926)      (860)
  Distributions to partners                               (255)     (1,018)
  Advances from affiliate                                  283         --
        Net cash used in financing activities             (898)     (1,878)

Net (decrease) increase in cash and cash equivalents      (114)        203
Cash and cash equivalents at beginning of year              713        510
Cash and cash equivalents at end of year                 $  599     $  713

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $ 3,366   $ 3,432

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
  payable                                                $   58       $ --


            See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $282,000 at December 31, 2003 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows: As a result of the refinancing of Williamsburg Manor Apartments and Sandpiper I & II Apartments in 1995, a replacement reserve was established. Each property makes monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 2003, this reserve totaled approximately $217,000.

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Loan Costs: At December 31, 2003, loan costs of approximately $1,493,000, less accumulated amortization of approximately $493,000 are included in other assets and are being amortized over the lives of the related loans. Amortization expense for the year ended December 31, 2003 is approximately $116,000 and is included in interest expense on the accompanying statements of operations. Amortization expense is expected to be approximately $113,000 for 2004, $109,000 for 2005, $73,000 for 2006, $71,000 for 2007 and $68,000 for 2008.

Allocation of Net Income and Net Loss: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $48,840,000.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense of approximately $365,000 and $254,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $581,000 and $654,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $653,000 and $568,000 for the years ended December 31, 2003 and 2002, respectively, which is included in investment properties and general and administrative expenses. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003 the reimbursements of accountable reimbursement expenses were adjusted based on actual costs (see "Note G"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $69,000 and $170,000 for the years ended December 31, 2003 and 2002, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2003, approximately $221,000 of these expenses are payable to the General Partner and are included in "Due to affiliates" on the accompanying balance sheet.

During the year ended December 31, 2003, the General Partner advanced the Partnership funds to cover expenses related to operations at Tamarac Village and Lamplighter Park Apartments totaling approximately $283,000. Interest is charged at prime plus 2% (6.0% at December 31, 2003). Interest accrued for the year ended December 31, 2003, was approximately $1,000. These advances and accrued interest are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $146,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 212,745.7 limited partnership units (the "Units") in the Partnership representing 55.54% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Mortgage Notes Payable

Mortgage notes payable at December 31, 2003 consist of the following:

                    Principal   Monthly                        Principal
                   Balance At   Payment   Stated                Balance
                 December 31,  Including Interest  Maturity     Due At
                      2003     Interest    Rate      Date      Maturity
     Property         (in thousands)                          (in thousands)

Cedar Rim            $ 4,724     $ 40      7.49%   08/01/21      $   --
Hidden Cove            2,703       22      6.81%   10/01/21          --
Lamplighter Park       7,541       64      7.48%   07/01/21          --
Park Capital           2,725       16 (1)  6.95%   12/01/05       2,725
Tamarac Village       19,792      169      7.45%   07/01/21          --
Williamsburg Manor     4,150       24 (1)  6.95%   12/01/05       4,150
Sandpiper I & II       3,950       23 (1)  6.95%   12/01/05       3,950

                     $45,585     $358                           $10,825

(1) Interest only payments.

The mortgage notes payable are non-recourse and are secured by pledge of the respective properties. Also, all notes require prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                              2004        $   993
                              2005         11,895
                              2006          1,152
                              2007          1,240
                              2008          1,335
                           Thereafter      28,970
                                          $45,585

Note D - Investment Properties and Accumulated Depreciation

                                         Initial Cost
                                        To Partnership
                                        (in thousands)

                                                Buildings       Cost
                                               and Related   Capitalized
                                                Personal    Subsequent to
Description            Encumbrances    Land     Property     Acquisition
                      (in thousands)                        (in thousands)

Cedar Rim                 $ 4,724      $ 778     $ 4,322        $ 640
Hidden Cove                 2,703         184      4,416         1,704
Lamplighter Park            7,541       2,458      5,167         1,891
Park Capital                2,725         280      2,100         1,443
Tamarac Village            19,792       2,464     10,536         4,569
Williamsburg Manor          4,150       1,281      5,124         1,290
Sandpiper I & II            3,950       1,463      5,851         2,238

        Totals            $45,585     $ 8,908    $37,516       $13,775


                Gross Amount At Which Carried
                     At December 31, 2003
                       (in thousands)

                         Buildings
                       And Related                    Date of
                         Personal         Accumulated Construc- Date   Depreciable
  Description     Land   Property  Total  Depreciation  tion   Acquire Life-Years
                                         (in thousands)

Cedar Rim         $ 618  $ 5,122  $ 5,740   $ 3,243     1980   04/12/91   3-30
Hidden Cove          184   6,120    6,304     4,139     1972   03/23/90   3-30
Lamplighter Park   2,351   7,165    9,516     3,755     1968   04/12/91   3-30
Park Capital         280   3,543    3,823     2,391     1974   04/13/90   5-30
Tamarac Village    2,464  15,105   17,569     8,578     1978   06/10/92   5-30
Williamsburg       1,281   6,414    7,695     2,977     1970   11/30/94   5-30
Manor
Sandpiper I & II   1,463   8,089    9,552     3,487  1976/1985 11/30/94   5-30

                 $ 8,641 $51,558  $60,199   $28,570

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                  For the Years Ended December 31,
                                        2003          2002
                                          (in thousands)
Investment Properties:
Balance at beginning of year          $58,710        $56,486
  Additions                             1,602          2,309
  Property disposal                      (113)           (85)
Balance at end of year                $60,199        $58,710

Accumulated Depreciation:
Balance at beginning of year          $25,613        $22,710
  Additions charged to expense          3,016          2,939
  Property disposal                       (59)           (36)
Balance at end of year                $28,570        $25,613

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002 is approximately $62,604,000 and $61,331,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $23,222,000 and $20,539,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                             2003         2002

Net (loss) income as reported              $(1,312)      $ 640
Add (deduct):
  Fixed asset  write-offs  and  casualty      (162)        (517)
gain
  Depreciation differences                     334          316
  Change in prepaid rental income              (84)         138
  Other                                         55           81

Federal taxable (loss) income              $(1,169)      $ 658
Federal taxable (loss) income per
  limited partnership unit                 $ (3.02)      $ 1.70

The  following  is  a   reconciliation   at  December  31,  2003,   between  the
Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported            $(13,435)
  Land and buildings                      2,405
  Accumulated depreciation                5,348
  Syndication fees                       11,298
  Other                                     153
Net assets - Federal tax basis         $ 5,769

Note F - Casualty Event

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $482,000 were received of which $237,000 was included in accounts receivable at December 31, 2001. Assets and related accumulated depreciation with a net book value of approximately $237,000 were written off during the year ended December 31, 2001. A casualty gain of approximately $245,000 was recognized during the year ended December 31, 2002. During the year ended December 31, 2003 additional insurance proceeds of approximately $239,000 were received and assets and related accumulated depreciation with a net book value of approximately $54,000 were written off. This resulted in an additional casualty gain of approximately $185,000 being recognized during the year ended December 31, 2003.

In July 2001, a rainstorm occurred at Tamarac Village Apartments which caused water damage to the complex. During the year ended December 31, 2002 insurance proceeds of approximately $44,000 were received and assets and related accumulated depreciation with a net book value of approximately $24,000 were written off. This resulted in a casualty gain of approximately $20,000 being recognized during the year ended December 31, 2002.

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

Note G - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $184,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $584,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $299,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.   Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant

Consolidated Capital Institutional Properties/3 (the "Partnership" or the "Registrant") has no directors or officers. ConCap Equities, Inc. ("CEI" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Name                    Age   Position

Peter K. Kompaniez       59   Director
Martha L. Long           44   Director and Senior Vice President
Harry G. Alcock          41   Executive Vice President
Miles Cortez             60   Executive Vice President, General  Counsel
                                and Secretary
Patti K. Fielding        40   Executive Vice President
Paul J. McAuliffe        47   Executive Vice President and Chief
                                Financial Officer
Thomas M. Herzog         41   Senior Vice President and Chief Accounting
                                Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".


The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.   Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2003, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the
Partnership:

           Name and address       Number of Units  Percent of Total

     AIMCO IPLP, L.P.                44,867.7          11.71%
       (an affiliate of AIMCO)
     Madison River Properties,LLC    46,747.4          12.21%
       (an affiliate of AIMCO)
     Cooper River Properties,LLC     28,039.3           7.32%
       (an affiliate of AIMCO)
      AIMCO Properties, L.P.         93,091.3          24.30%
       (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties L.P.), Cooper River Properties, LLC and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P., is also indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Beneficial Owners of Management

Except as described in Item 12 above, neither CEI nor any of the directors or officers of CEI own any Units of the Partnership of record or beneficially.

Changes in Control

Beneficial Owners of CEI

As of December 31, 2003, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

      Name and address          Number of CEI      Percent of
                                    Shares            Total

       AIMCO IPLP, L.P.            100,000            100%
       55 Beattie Place
       Greenville, SC 29602

AIMCO IPLP, L.P. (formerly known as Insignia Properties L.P.) is an affiliate of AIMCO (see "Item 1. Description of Business").

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $581,000 and $654,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $653,000 and $568,000 for the years ended December 31, 2003 and 2002, respectively, which is included in investment properties and general and administrative expenses. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003 the reimbursements of accountable reimbursement expenses were adjusted based on actual costs. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $69,000 and $170,000 for the years ended December 31, 2003 and 2002, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2003, approximately $221,000 of these expenses are payable to the General Partner and are included in "Due to affiliates" on the accompanying balance sheet.

During the year ended December 31, 2003, the General Partner advanced the Partnership funds to cover expenses related to operations at Tamarac Village and Lamplighter Park Apartments totaling approximately $283,000. Interest is charged at prime plus 2% (6.0% at December 31, 2003). Interest accrued for the year ended December 31, 2003, was approximately $1,000. These advances and accrued interest are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $146,000 and $177,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 212,745.7 limited partnership units (the "Units") in the Partnership representing 55.54% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.54% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.   Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           See attached Exhibit Index.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2003:

           None.

Item 14.   Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $66,000 and $68,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $25,000 and $32,000, respectively.

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


                               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3


                               By:  CONCAP EQUITIES, INC.
                                    General Partner


                               By:  /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President


                               By:  /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President
                                    and Chief Accounting Officer


                               Date:March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                    Date:March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice    Date:March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and   Date:March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

            CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  EXHIBIT INDEX


Exhibit Number  Description of Exhibit

       2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT incorporated by reference to Current Report on Form 8-K dated October 1, 1998.

      3.1 Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

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

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                               /s/Martha L. Long
                                 Martha L. Long
                               Senior   Vice    President    of   ConCap
                               Equities,  Inc.,  equivalent of the chief
                               executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                               /s/Thomas M. Herzog
                               Thomas M. Herzog
                               Senior   Vice    President    and   Chief
                               Accounting  Officer  of ConCap  Equities,
                               Inc.,  equivalent of the chief  financial
                               officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                      /s/Martha L. Long
                               Name:  Martha L. Long
                               Date:  March 29, 2004


                                      /s/Thomas M. Herzog
                               Name:  Thomas M. Herzog
                               Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.