Form 10QSB
period 2004-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2004-05-14
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                               $ 416
   Receivables and deposits                                                   359
   Restricted escrows                                                         306
   Other assets                                                             1,416
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              51,765
                                                           60,406
      Less accumulated depreciation                       (29,334)         31,072
                                                                         $ 33,569
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 330
   Tenant security deposit liabilities                                        297
   Due to affiliates (Note B)                                                 640
   Accrued property taxes                                                     281
   Other liabilities                                                          536
   Mortgage notes payable                                                  45,343

Partners' Deficit
   General partner                                        $ (980)
   Limited partners (383,033 units outstanding)           (12,878)        (13,858)
                                                                         $ 33,569



               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                       March 31,
                                                              2004            2003
Revenues:
  Rental income                                              $ 2,553         $ 2,724
  Other income                                                   340             369
      Total revenues                                           2,893           3,093

Expenses:
  Operating                                                    1,307           1,305
  General and administrative                                     166             146
  Depreciation                                                   764             754
  Interest                                                       870             876
  Property taxes                                                 209             229
      Total expenses                                           3,316           3,310

Net loss                                                     $ (423)         $ (217)

Net loss allocated to general partner (1%)                        (4)             (2)
Net loss allocated to limited partners (99%)                    (419)           (215)
                                                             $ (423)         $ (217)

Net loss per limited partnership unit                        $ (1.09)        $ (0.56)

Distributions per limited partnership unit                    $ --           $ 0.66

               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                 STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2003                  383,033       $ (976)     $(12,459)   $(13,435)

Net loss for the three months
   ended March 31, 2004                    --            (4)        (419)       (423)

Partners' deficit at
   March 31, 2004                     383,033       $ (980)     $(12,878)   $(13,858)


               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                    2004        2003
Cash flows from operating activities:
  Net loss                                                        $ (423)     $ (217)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Depreciation                                                    764         754
      Amortization of loan costs                                       29          29
      Change in accounts:
        Receivables and deposits                                       --          99
        Other assets                                                 (226)        (37)
        Accounts payable                                              100          37
        Tenant security deposit liabilities                           (12)         (2)
        Accrued property taxes                                         93          96
        Due to affiliates                                             135          --
        Other liabilities                                             (73)        144
         Net cash provided by operating activities                    387         903

Cash flows from investing activities:
  Property improvements and replacements                             (239)       (262)
  Net deposits to restricted escrows                                  (89)        (15)
         Net cash used in investing activities                       (328)       (277)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (242)       (225)
  Distributions to partners                                            --        (255)
         Net cash used in financing activities                       (242)       (480)

Net (decrease) increase in cash and cash equivalents                 (183)        146
Cash and cash equivalents at beginning of period                      599         713

Cash and cash equivalents at end of period                         $ 416       $ 859

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 836       $ 872
Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts payable       $ 26        $ --

At December  31,  2003,  accounts  payable  included  approximately  $58,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the three months ended March 31, 2004.

               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $144,000 and $152,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expense.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $141,000 and $129,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $7,000 and $13,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At March 31, 2004, approximately $352,000 of these expenses are payable to the General Partner and are included in due to affiliates.

During the year ended December 31, 2003, the General Partner advanced the Partnership funds to cover expenses related to operations at Tamarac Village and Lamplighter Park Apartments totaling approximately $283,000. Interest is charged at prime plus 2% (6.0% at March 31, 2004). Interest expense on these advances was approximately $4,000 for the three months ended March 31, 2004. No such advances were made during the three months ended March 31, 2004. Total advances and accrued interest of approximately $288,000 remain unpaid at March 31, 2004 and are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $96,000. The Partnership was charged approximately $146,000 for 2003.

Note C - Subsequent Event

Subsequent to March 31, 2004, the General Partner advanced to the Partnership approximately $191,000 to cover expenses related to operations at Cedar Rim Apartments. Interest will be charged at prime plus 2%.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties at March 31, 2004 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Cedar Rim Apartments (1)                      85%        74%
        New Castle, Washington
      Hidden Cove by the Lake Apartments (2)        91%        97%
        Belleville, Michigan
      Lamplighter Park Apartments                   92%        92%
        Bellevue, Washington
      Park Capital Apartments (1)                   96%        91%
        Salt Lake City, Utah
      Sandpiper I and II Apartments                 95%        94%
        St. Petersburg, Florida
      Tamarac Village Apartments (2)                76%        86%
        Denver, Colorado
      Williamsburg Manor Apartments (3)             97%        93%
        Cary, North Carolina

(1) The General Partner attributes the increase in occupancy at Cedar Rim and Park Capital Apartments to an improved economy in the local market.

(2) The General Partner attributes the decrease in occupancy at Hidden Cove by the Lake and Tamarac Village Apartments to stricter applicant acceptance standards.

(3) The General Partner attributes the increase in occupancy at Williamsburg Manor Apartments to increased marketing efforts by the local property management.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership realized a net loss of approximately $423,000 for the three months ended March 31, 2004 compared to a net loss of approximately $217,000 for the three months ended March 31, 2003. The increase in net loss for the three months ended March 31, 2004 is primarily due to a decrease in total revenues and a slight increase in total expenses.

Total revenues decreased for the three months ended March 31, 2004 due to decreases in both rental and other income. Rental income decreased due to decreases in occupancy at Tamarac Village and Hidden Cove by the Lake Apartments and decreases in average rental rates at Williamsburg Manor, Tamarac Village, Park Capital, Cedar Rim, and Lamplighter Park Apartments, partially offset by increases in occupancy at Williamsburg Manor, Park Capital, Sandpiper I and II and Cedar Rim Apartments, increases in average rental rates at Hidden Cove by the Lake and Sandpiper I and II Apartments and a decrease in bad debt expense, primarily at Tamarac Village Apartments. Other income decreased due to a decrease in late charges at Lamplighter Park and Tamarac Village Apartments and a decrease in lease cancellation fees at Tamarac Village Apartments, partially offset by an increase in utility reimbursements at Tamarac Village Apartments.

Total expenses increased for the three months ended March 31, 2004 due to increases in depreciation and general and administrative expenses, partially offset by a decrease in property tax expense. Depreciation expense increased due to property improvements and replacements completed during the past twelve months, primarily at Lamplighter Park Apartments, which are now being depreciated. Property tax expense decreased primarily due to a decrease in the assessed value of Tamarac Village Apartments.

General and administrative expenses increased primarily due to increased costs of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004 the Partnership had cash and cash equivalents of approximately $416,000 compared to approximately $859,000 at March 31, 2003. Cash and cash equivalents decreased approximately $183,000 since December 31, 2003 due to approximately $328,000 and $242,000 of cash used in investing and financing activities, respectively, partially offset by approximately $387,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and deposits into restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $41,000 of capital improvements at Cedar Rim Apartments, consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $16,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $11,000 of capital improvements at Hidden Cove by the Lake Apartments, consisting primarily of heating unit and floor covering replacements and major landscaping. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $55,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $25,000 of capital improvements at Lamplighter Park Apartments, consisting primarily of electrical and fire equipment upgrades and appliance and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $71,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Park Capital Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $8,000 of capital improvements at Park Capital Apartments, consisting primarily of floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $66,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Tamarac Village Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $71,000 of capital improvements at Tamarac Village Apartments, consisting primarily of floor covering replacements, heating upgrades and ground lighting improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $239,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $12,000 of capital improvements at Williamsburg Manor Apartments, consisting primarily of floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $89,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Sandpiper I and II Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $39,000 of capital improvements at Sandpiper I and II Apartments, consisting primarily of floor covering and cabinet replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $113,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $45,343,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $34,518,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sandpiper I and II and Park Capital Apartments of approximately $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments totaling approximately $10,825,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit

Operations               $ --             $ --            $ 255            $ 0.66

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, refinancings, and/or property sales, and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 213,583.8 limited partnership units (the "Units") in the Partnership representing 55.76% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.76% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

      b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.