Form 10QSB
period 2004-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2004-08-13
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements



              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004


Assets
   Cash and cash equivalents                                               $ 445
   Receivables and deposits                                                   488
   Restricted escrows                                                         211
   Other assets                                                             1,428
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              52,196
                                                           60,837
      Less accumulated depreciation                       (30,108)         30,729
                                                                         $ 33,301
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 385
   Tenant security deposit liabilities                                        299
   Due to affiliates (Note B)                                               1,090
   Accrued property taxes                                                     322
   Other liabilities                                                          588
   Mortgage notes payable                                                  45,089

Partners' Deficit
   General partner                                        $ (986)
   Limited partners (383,033 units outstanding)           (13,486)        (14,472)
                                                                         $ 33,301

               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                              For the Three Months      For the Six Months
                                                 Ended June 30,           Ended June 30,
                                               2004         2003         2004        2003
Revenues:
  Rental income                              $ 2,577      $ 2,601      $ 5,130      $ 5,325
  Other income                                   339          310          679          679
      Total revenues                           2,916        2,911        5,809        6,004

Expenses:
  Operating                                    1,484        1,228        2,791        2,533
  General and administrative                     169          132          335          278
  Depreciation                                   774          769        1,538        1,523
  Interest                                       867          872        1,737        1,748
  Property taxes                                 236          220          445          449
      Total expenses                           3,530        3,221        6,846        6,531

Net loss                                      $ (614)      $ (310)     $(1,037)     $ (527)

Net loss allocated to general partner
  (1%)                                         $ (6)        $ (3)       $ (10)       $ (5)
Net loss allocated to limited partners
  (99%)                                         (608)        (307)      (1,027)        (522)

                                              $ (614)      $ (310)     $(1,037)     $ (527)

Net loss per limited partnership unit        $ (1.59)     $ (0.80)     $ (2.68)     $ (1.36)

Distributions per limited partnership
  unit                                         $ --         $ --         $ --       $ 0.66

               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                 STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2003                  383,033       $ (976)     $(12,459)   $(13,435)

Net loss for the six months
   ended June 30, 2004                     --           (10)      (1,027)     (1,037)

Partners' deficit at
   June 30, 2004                      383,033       $ (986)     $(13,486)   $(14,472)


               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                    2004        2003
Cash flows from operating activities:
  Net loss                                                        $(1,037)    $ (527)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                   1,538       1,523
     Amortization of loan costs                                        59          58
     Change in accounts:
      Receivables and deposits                                       (129)        (30)
      Other assets                                                   (268)       (149)
      Accounts payable                                                 57          38
      Tenant security deposit liabilities                             (10)         12
      Accrued property taxes                                          134         130
      Due to affiliates                                               280          --
      Other liabilities                                               (21)        117
         Net cash provided by operating activities                    603       1,172

Cash flows from investing activities:
  Property improvements and replacements                             (572)       (490)
  Net receipts from restricted escrows                                  6          18
         Net cash used in investing activities                       (566)       (472)

Cash flows from financing activities:
  Payment of mortgage notes payable                                  (496)       (454)
  Distributions to partners                                            --        (255)
  Advances from affiliates                                            305          --
         Net cash used in financing activities                       (191)       (709)

Net decrease in cash and cash equivalents                            (154)         (9)

Cash and cash equivalents at beginning of period                      599         713

Cash and cash equivalents at end of period                         $ 445       $ 704

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,701     $ 1,692

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 124       $ 30

At December  31,  2003,  accounts  payable  included  approximately  $58,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the six months ended June 30, 2004.


               See Accompanying Notes to Financial Statements


              CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $285,000 and $290,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expense.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $283,000 and $212,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $9,000 and $13,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At June 30, 2004, approximately $491,000 of these expenses are payable to the General Partner and are included in due to affiliates.

During the six months ended June 30, 2004, the General Partner advanced the Partnership funds to cover expenses related to operations at Cedar Rim and Lamplighter Park totaling approximately $305,000. Interest is charged at prime plus 2% (6% on June 30, 2004). Interest expense on these advances was approximately $11,000 for the six months ended June 30, 2004. No such advances were made during the six months ended June 30, 2003. Total advances and accrued interest of approximately $599,000 remain unpaid at June 30, 2004 and are included in due to affiliates (see Note C).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $96,000 and $146,000, respectively, for insurance coverage and fees associated with claims administration.

Note C - Subsequent Event

Subsequent to June 30, 2004, the General Partner advanced to the Partnership approximately $294,000 to cover expenses related to operations at Tamarac Village Apartments. Interest will be charged at prime plus 2%.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment properties at June 30, 2004 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Cedar Rim Apartments (1)                      86%        79%
        New Castle, Washington
      Hidden Cove by the Lake Apartments (2)        92%        97%
        Belleville, Michigan
      Lamplighter Park Apartments                   90%        89%
        Bellevue, Washington
      Park Capital Apartments (1)                   96%        93%
        Salt Lake City, Utah
      Sandpiper I and II Apartments                 94%        94%
        St. Petersburg, Florida
      Tamarac Village Apartments (2)                78%        87%
        Denver, Colorado
      Williamsburg Manor Apartments (3)             95%        92%
        Cary, North Carolina

(1) The General Partner attributes the increase in occupancy at Cedar Rim and Park Capital Apartments to an improved economy in the local market.

(2) The General Partner attributes the decrease in occupancy at Hidden Cove by the Lake and Tamarac Village Apartments to stricter applicant acceptance standards.

(3) The General Partner attributes the increase in occupancy at Williamsburg Manor Apartments to increased marketing efforts by the local property management and rental rate reductions.

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

Results of Operations

The Partnership realized a net loss of approximately $614,000 and $1,037,000 for the three and six month periods ended June 30, 2004, respectively, compared to a net loss of approximately $310,000 and $527,000 for the three and six month periods ended June 30, 2003, respectively. The increase in net loss for the three months ended June 30, 2004 is due to an increase in total expenses partially offset by a slight increase in total revenues. The increase in net loss for the six months ended June 30, 2004 is due to an increase in total expenses and a decrease in total revenues.

Total revenue decreased for the six months ended June 30, 2004 due to a decrease in rental income. Total revenues increased for the three months ended June 30,2004 due to an increase in other income partially offset by a decrease in rental income. Other income remained constant for the six month period ended June 30, 2004. Rental income decreased in both periods due to decreases in average rental rates at Williamsburg Manor, Tamarac Village, Park Capital, Lamplighter, and Cedar Rim Apartments and decreases in occupancy at Tamarac Village and Hidden Cove by the Lake Apartments, partially offset by an increase in average rental rates at Hidden Cove by the Lake Apartments, increases in occupancy at Williamsburg Manor, Park Capital, and Cedar Rim Apartments, and a decrease in bad debt at Tamarac Village Apartments. Other income increased for the three months ended June 30, 2004 primarily due to an increase in utility reimbursements at Sandpiper I and II, Tamarac Village, and Cedar Rim Apartments.

Total expenses increased for the three and six months ended June 30, 2004 due to increases in operating and general and administrative expenses. Operating expenses increased due to increases in property and maintenance expenses, partially offset by a decrease in advertising expense. Property expense increased primarily due to an increase in salaries and related benefits at Cedar Rim, Tamarac Village, Sandpiper I and II, and Williamsburg Manor Apartments and increased utility expenses at Tamarac Village Apartments. Maintenance expense increased due to increases in contract services at Lamplighter Park, Park Capital, and Tamarac Village Apartments and an increase in snow removal at Tamarac Village Apartments. Advertising expense decreased primarily due to a decrease in referral fees at Tamarac Village Apartments.

General and administrative expenses increased primarily due to increased costs of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004 the Partnership had cash and cash equivalents of approximately $445,000 compared to approximately $704,000 at June 30, 2003. Cash and cash equivalents decreased approximately $154,000 since December 31, 2003 due to approximately $566,000 and $191,000 of cash used in investing and financing activities, respectively, partially offset by approximately $603,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Cedar Rim Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $64,000 of capital improvements at Cedar Rim Apartments, consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $44,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $41,000 of capital improvements at Hidden Cove by the Lake Apartments, consisting primarily of heating unit, water heater and floor covering replacements, major landscaping and painting. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $102,000 of capital improvements at Lamplighter Park Apartments, consisting primarily of electrical, fire equipment, heating and swimming pool upgrades and appliance and floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $258,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Park Capital Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $47,000 of capital improvements at Park Capital Apartments, consisting primarily of floor covering, fitness and security equipment replacements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $27,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Tamarac Village Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $228,000 of capital improvements at Tamarac Village Apartments, consisting primarily of floor covering replacements, heating, and plumbing fixture upgrades, ground lighting improvements and landscaping. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $82,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $55,000 of capital improvements at Williamsburg Manor Apartments, consisting primarily of floor covering replacements and roof replacements. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $46,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Sandpiper I and II Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $101,000 of capital improvements at Sandpiper I and II Apartments, consisting primarily of floor covering and cabinet replacements, roof replacement and fire safety equipment upgrades. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $51,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected.

Due to short-term operating cash shortfalls at Tamarac Village Apartments, the Partnership obtained advances of approximately $294,000 subsequent to June 30, 2004, as discussed in "Item 1. Financial Statements - Note C". The mortgage indebtedness encumbering the Partnership's properties of approximately $45,089,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $34,264,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sandpiper I and II and Park Capital Apartments of approximately $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments totaling approximately $10,825,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 214,632.9 limited partnership units (the "Units") in the Partnership representing 56.04% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Item 6.     Exhibits and Reports on Form 8-K

      a)    Exhibits:

            See Exhibit Index attached.

      b)    Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3


                                    By:   CONCAP EQUITIES, INC.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice    President   of   ConCap
                                    Equities,  Inc., equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  ConCap   Equities,
                                    Inc.,  equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.