Form 10QSB
period 2004-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2004-11-15
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                               $ 410
   Receivables and deposits                                                   540
   Restricted escrows                                                         243
   Other assets                                                             1,402
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              52,860
                                                          61,501
      Less accumulated depreciation                       (30,871)         30,630
                                                                         $ 33,225
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 478
   Tenant security deposit liabilities                                        284
   Due to affiliates (Note B)                                               1,546
   Accrued property taxes                                                     484
   Other liabilities                                                          566
   Mortgage notes payable                                                  44,845

Partners' Deficit
   General partner                                        $ (991)
   Limited partners (383,033 units outstanding)           (13,987)        (14,978)
                                                                         $ 33,225

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              For the Three Months      For the Nine Months
                                              Ended September 30,       Ended September 30,
                                               2004         2003         2004        2003
Revenues:
  Rental income                              $ 2,579      $ 2,640      $ 7,709      $ 7,965
  Other income                                   387          367        1,066        1,046
  Casualty gain (Note C)                          92           --           92           --
      Total revenues                           3,058        3,007        8,867        9,011

Expenses:
  Operating                                    1,550        1,477        4,341        4,010
  General and administrative                     175          135          510          413
  Depreciation                                   763          739        2,301        2,262
  Interest                                       862          868        2,599        2,616
  Property taxes                                 214          229          659          678
      Total expenses                           3,564        3,448       10,410        9,979

Net loss                                      $ (506)      $ (441)     $(1,543)     $ (968)

Net loss allocated to general
  partner (1%)                                 $ (5)        $ (4)       $ (15)       $ (10)
Net loss allocated to limited
  partners (99%)                                (501)        (437)      (1,528)        (958)

                                              $ (506)      $ (441)     $(1,543)     $ (968)

Net loss per limited partnership unit        $ (1.31)     $ (1.14)     $ (3.99)     $ (2.50)

Distributions per limited
  partnership unit                             $ --         $ --         $ --       $ 0.66

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2003                  383,033       $ (976)     $(12,459)   $(13,435)

Net loss for the nine months
   ended September 30, 2004                --           (15)      (1,528)     (1,543)

Partners' deficit at
   September 30, 2004                 383,033       $ (991)     $(13,987)   $(14,978)

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2004      2003
Cash flows from operating activities:
  Net loss                                                        $(1,543)    $ (968)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Casualty gain                                                   (92)         --
      Depreciation                                                  2,301       2,262
      Amortization of loan costs                                       83          87
      Change in accounts:
        Receivables and deposits                                     (181)       (101)
        Other assets                                                 (266)       (206)
        Accounts payable                                               15         114
        Tenant security deposit liabilities                           (25)         13
        Accrued property taxes                                        296         285
        Due to affiliates                                             442          --
        Other liabilities                                             (43)        102
         Net cash provided by operating activities                    987       1,588

Cash flows from investing activities:
  Property improvements and replacements                           (1,101)       (756)
  Net (deposits to) receipts from restricted escrows                  (26)         18
  Insurance proceeds received                                          92          --
         Net cash used in investing activities                     (1,035)       (738)

Cash flows from financing activities:
  Payment of mortgage notes payable                                  (740)       (688)
  Distributions to partners                                            --        (255)
  Advances from affiliates                                            599          --
         Net cash used in financing activities                       (141)       (943)

Net decrease in cash and cash equivalents                            (189)        (93)

Cash and cash equivalents at beginning of period                      599         713

Cash and cash equivalents at end of period                         $ 410       $ 620

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,523     $ 2,570

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 259       $ 77

At December  31,  2003,  accounts  payable  included  approximately  $58,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the nine months ended September 30, 2004.

                See Accompanying Notes to Financial Statements

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and/or its affiliates for the management and administration of all Partnership activities. The limited partnership agreement ("Partnership Agreement") provides for payments to affiliates for property management services based on a percentage of revenue. The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $426,000 and $440,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $460,000 and $341,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $38,000 and $42,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management fees are calculated based on a percentage of current year additions to investment properties. At September 30, 2004, approximately $639,000 of these expenses are payable to the General Partner and are included in due to affiliates.

During the nine months ended September 30, 2004, the General Partner advanced the Partnership funds to cover expenses related to operations at Cedar Rim, Lamplighter Park, and Tamarac Village totaling approximately $599,000. Interest is charged at prime plus 2% (6.75% on September 30, 2004). Interest expense on these advances was approximately $24,000 for the nine months ended September 30, 2004. No such advances were made during the nine months ended September 30, 2003. Total advances and accrued interest of approximately $907,000 remain unpaid at September 30, 2004 and are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $160,000 and $146,000, respectively, for insurance coverage and fees associated with claims administration.

Note C - Casualty Events

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $482,000 were received of which $237,000 was included in accounts receivable at December 31, 2001. Assets and related accumulated depreciation with a net book value of approximately $237,000 were written off during the year ended December 31, 2001. A casualty gain of approximately $245,000 was recognized during the year ended December 31, 2002. During the year ended December 31, 2003 additional insurance proceeds of approximately $239,000 were received and assets and related accumulated depreciation with a net book value of approximately $54,000 were written off. This resulted in an additional casualty gain of approximately $185,000 being recognized during the year ended December 31, 2003. During the third quarter of 2004, additional insurance proceeds of approximately $92,000 were received. The damaged assets were written off in 2002 and 2003 so an additional casualty gain of approximately $92,000 was recognized during the nine months ended September 30, 2004.

Note D - Subsequent Event

Subsequent to September 30, 2004, the General Partner advanced to the Partnership approximately $349,000 to cover expenses related to operations at Lamplighter Park, Cedar Rim and Tamarac Village Apartments. Interest will be charged at prime plus 2% (6.75% at September 30, 2004).

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties at September 30, 2004 consisted of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Cedar Rim Apartments (1)                      88%        85%
        New Castle, Washington
      Hidden Cove by the Lake Apartments            93%        95%
        Belleville, Michigan
      Lamplighter Park Apartments                   91%        90%
        Bellevue, Washington
      Park Capital Apartments (1)                   97%        92%
        Salt Lake City, Utah
      Sandpiper I and II Apartments                 93%        93%
        St. Petersburg, Florida
      Tamarac Village Apartments (2)                81%        86%
        Denver, Colorado
      Williamsburg Manor Apartments                 94%        93%
        Cary, North Carolina

(1) The General Partner attributes the increase in occupancy at Cedar Rim and Park Capital Apartments to increased marketing efforts and an improved economy in the local market.

(2) The General Partner attributes the decrease in occupancy at Tamarac Village Apartments to stricter applicant acceptance standards.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership realized a net loss of approximately $506,000 and $1,543,000 for the three and nine months ended September 30, 2004, respectively, compared to a net loss of approximately $441,000 and $968,000 for the three and nine months ended September 30, 2003, respectively. The increase in net loss for the three months ended September 30, 2004 is due to an increase in total expenses offset by a slight increase in total revenues. The increase in net loss for the nine months ended September 30, 2004 is due to an increase in total expenses and a decrease in total revenues.

Total revenues increased for the three months ended September 30, 2004 due to an increase in other income and a casualty gain partially offset by a decrease in rental income. Total revenues decreased for the nine months ended September 30, 2004 due to a decrease in rental income partially offset by an increase in other income and a casualty gain (as discussed below.) Rental income decreased due to decreases in occupancy at Tamarac Village and Hidden Cove Apartments and decreases in average rental rates at Williamsburg Manor, Tamarac Village, Park Capital, Lamplighter Park, and Cedar Rim Apartments, partially offset by increases in occupancy at Williamsburg Manor, Park Capital, Lamplighter and Cedar Rim Apartments, increases in average rental rates at Hidden Cove and Sandpiper I and II Apartments, and a decrease in bad debt at Tamarac Village and Cedar Rim Apartments. Other income increased primarily due to an increase in utility reimbursements at Cedar Rim and Sandpiper I and II Apartments.

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $482,000 were received of which $237,000 was included in accounts receivable at December 31, 2001. Assets and related accumulated depreciation with a net book value of approximately $237,000 were written off during the year ended December 31, 2001. A casualty gain of approximately $245,000 was recognized during the year ended December 31, 2002. During the year ended December 31, 2003 additional insurance proceeds of approximately $239,000 were received and assets and related accumulated depreciation with a net book value of approximately $54,000 were written off. This resulted in an additional casualty gain of approximately $185,000 being recognized during the year ended December 31, 2003. During the third quarter of 2004, additional insurance proceeds of approximately $92,000 were received. The damaged assets were written off in 2002 and 2003 so an additional casualty gain of approximately $92,000 was recognized during the nine months ended September 30, 2004.

Total expenses increased for the three and nine months ended September 30, 2004 due to increases in operating, general and administrative, and depreciation expenses. Operating expenses increased due to increases in property and maintenance expenses, partially offset by a decrease in advertising expense. Property expenses increased primarily due to increases in salaries and related benefits at Cedar Rim, Lamplighter Park, Sandpiper I and II, Hidden Cove, Tamarac Village, and Williamsburg Manor Apartments and increased utility expense at Tamarac Village, Williamsburg Manor and Lamplighter Apartments. Maintenance expenses increased due to increases in contract services at Lamplighter Park and Tamarac Village Apartments and an increase in snow removal costs and maintenance materials at Tamarac Village Apartments, partially offset by reduced contract services at Cedar Rim and Sandpiper I and II Apartments. Advertising expense decreased primarily due to a decrease in referral fees at Tamarac Village Apartments, partially offset by increased periodical and newspaper advertising at Lamplighter Park Apartments. Depreciation expense increased due to property improvements and replacements completed during the last twelve months primarily at Cedar Rim and Lamplighter Park Apartments.
General and administrative expenses increased primarily due to increased costs of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004 the Partnership had cash and cash equivalents of approximately $410,000 compared to approximately $620,000 at September 30, 2003. Cash and cash equivalents decreased approximately $189,000 since December 31, 2003 due to approximately $1,035,000 and $141,000 of cash used in investing and financing activities, respectively, partially offset by approximately $987,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Cedar Rim Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $100,000 of capital improvements at Cedar Rim Apartments, consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $9,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $72,000 of capital improvements at Hidden Cove by the Lake Apartments, consisting primarily of air conditioning unit, water heater and floor covering replacements, major landscaping and exterior painting. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $27,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $141,000 of capital improvements at Lamplighter Park Apartments, consisting primarily of heating and swimming pool upgrades, appliance and floor covering replacements and building upgrades. These improvements were funded from the property's operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $219,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Park Capital Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $108,000 of capital improvements at Park Capital Apartments, consisting primarily of floor covering, fitness and security equipment replacements and swimming pool upgrades. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $12,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Tamarac Village Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $468,000 of capital improvements at Tamarac Village Apartments, consisting primarily of floor covering and appliance replacements, heating, plumbing fixture and air conditioning unit upgrades, ground lighting and swimming pool improvements, landscaping and other structural improvements. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $185,000 of capital improvements at Williamsburg Manor Apartments, consisting primarily of floor covering and roof replacements and furniture and fixtures. These improvements were funded from the property's operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $22,000 in capital improvements during the remainder of 2004.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Sandpiper I and II Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $228,000 of capital improvements at Sandpiper I and II Apartments, consisting primarily of floor covering and cabinet replacements and roof replacement. These improvements were funded from the property's operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $75,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected.

Due to short-term operating cash shortfalls at Lamplighter Park, Cedar Rim and Tamarac Village Apartments, the Partnership obtained advances of approximately $349,000 subsequent to September 30, 2004, as discussed in "Item 1. Financial Statements - Note D". The mortgage indebtedness encumbering the Partnership's properties of approximately $44,845,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $34,020,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sandpiper I and II and Park Capital Apartments of approximately $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments totaling approximately $10,825,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                   Nine Months Ended    Per Limited    Nine Months Ended  Per Limited
                     September 30,      Partnership      September 30,    Partnership
                          2004             Unit              2003             Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 215,034.30 limited partnership units (the "Units") in the Partnership representing 56.14% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.14% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 6.     Exhibits

            See Exhibit Index attached.

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



                                    CONSOLIDATED CAPITAL INSTITUTIONAL
                                    PROPERTIES/3


                                    By:   CONCAP EQUITIES, INC.
                                          Its General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: November 12, 2004

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  EXHIBIT INDEX


 Exhibit Number   Description of Exhibit

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap  Equities,  Inc.,
                                    equivalent of the chief financial  officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.