Form 10KSB
period 2004-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2005-03-29
CIK 768890

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark one)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.   $11,817,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. As of December 31, 2004, AIMCO IPLP, L.P. an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 2004, the Partnership owned seven apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado, which range in age from 19 to 36 years old.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

                         Gross
                        Carrying    Accumulated                          Federal
Property                 Value      Depreciation     Rate    Method     Tax Basis
                            (in thousands)                           (in thousands)

Cedar Rim               $ 5,849       $ 3,544      3-30 yrs    S/L       $ 3,973
Hidden Cove               6,426         4,493      3-30 yrs    S/L         3,375
Lamplighter Park          9,708         4,169      3-30 yrs    S/L         6,400
Park Capital              3,934         2,627      5-30 yrs    S/L         2,013
Tamarac Village          18,204         9,518      5-30 yrs    S/L        10,861
Williamsburg Manor        7,918         3,330      5-30 yrs    S/L         5,151
Sandpiper I & II          9,925         3,968      5-30 yrs    S/L         6,527

                        $61,964       $31,649                            $38,300

See "Note A" of the Notes to Financial Statements included in "Item 7. Financial
Statements"  for  a  description  of  the   Partnership's   capitalization   and
depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                             Principal                                  Principal
                             Balance At        Stated                    Balance
                            December 31,      Interest    Maturity        Due At
        Property                2004            Rate        Date       Maturity (1)
                           (in thousands)                             (in thousands)

Cedar Rim                     $ 4,591          7.49%      08/01/21         $ --
Hidden Cove                     2,622          6.81%      10/01/21            --
Lamplighter Park                7,326          7.48%      07/01/21            --
Park Capital                    2,725          6.95%      12/01/05         2,725
Tamarac Village                19,225          7.45%      07/01/21            --
Williamsburg Manor              4,150          6.95%      12/01/05         4,150
Sandpiper I & II                3,950          6.95%      12/01/05         3,950

                              $44,589                                    $10,825

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property were as follows:

                                        Average Annual
                                         Rental Rates            Average Annual
                                          (per unit)                Occupancy

 Property                              2004         2003        2004        2003

 Cedar Rim (1)                       $ 9,664      $ 9,798        91%         87%
 Hidden Cove (2)                       8,132        7,758        90%         94%
 Lamplighter Park                      8,970        9,154        91%         90%
 Park Capital (1)                      7,627        7,729        96%         93%
 Tamarac Village                       6,392        7,096        82%         84%
 Williamsburg Manor                    8,360        8,525        93%         93%
 Sandpiper I & II                      8,067        7,906        92%         94%

(1) The General Partner attributes the increase in occupancy at Cedar Rim and Park Capital Apartments to an improved economy in the local market and increased marketing efforts.

(2) The General Partner attributes the decrease in occupancy at Hidden Cove Apartments to stricter applicant acceptance standards.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

                                            2004               2004
                                            Taxes              Rates
                                       (in thousands)

          Cedar Rim                         $112               1.16%
          Hidden Cove                         77               4.87%
          Lamplighter Park                   110               0.87%
          Park Capital                        53               1.52%
          Tamarac Village                    165               6.44%
          Williamsburg Manor                  98               1.06%
          Sandpiper I & II*                  258               2.33%

*The Partnership is currently appealing the assessed values of these properties.

Capital Improvements

Cedar Rim Apartments

During the year ended December 31, 2004, the Partnership completed approximately $109,000 of capital improvements at Cedar Rim Apartments, consisting primarily of floor covering and appliance replacements and structural improvements. The improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the year ended December 31, 2004, the Partnership completed approximately $122,000 of capital improvements at Hidden Cove by the Lake Apartments, consisting primarily of air conditioning unit, water heater and floor covering replacements, major landscaping, asphalt upgrades, water and sewer improvements and exterior painting. The improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the year ended December 31, 2004, the Partnership completed approximately $192,000 of capital improvements at Lamplighter Park Apartments, consisting primarily of heating and swimming pool upgrades, appliance and floor covering replacements and building upgrades. The improvements were funded from operating cash flow, advances from the General Partner and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capital Apartments

During the year ended December 31, 2004, the Partnership completed approximately $111,000 of capital improvements at Park Capital Apartments, consisting primarily of floor covering, stairway upgrades, major landscaping and swimming pool upgrades. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the year ended December 31, 2004, the Partnership completed approximately $635,000 of capital improvements at Tamarac Village Apartments, consisting primarily of floor covering, water heater and appliance replacements, heating, plumbing fixture and air conditioning unit upgrades, ground lighting and swimming pool improvements, landscaping, interior decoration, painting, and other structural improvements. The improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the year ended December 31, 2004, the Partnership completed approximately $223,000 of capital improvements at Williamsburg Manor Apartments, consisting primarily of floor covering and roof replacements, fitness equipment, furniture and fixtures and structural upgrades. The improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sandpiper I and II Apartments

During the year ended December 31, 2004, the Partnership completed approximately $373,000 of capital improvements at Sandpiper I and II Apartments, consisting primarily of floor covering and cabinet replacements, roof replacement, retaining walls and swimming pool decking. The improvements were funded from operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly held limited partnership, sold 383,033 Limited Partnership Units (the "Units") aggregating approximately $95,758,000. The Partnership currently has 9,108 holders of record owning an aggregate of 383,033 Units. Affiliates of the General Partner owned 215,112.9 units or 56.16% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                        Year Ended      Partnership       Year Ended      Partnership
                    December 31, 2004       Unit       December 31, 2003      Unit

Operations                 $ --             $ --             $ 255           $ 0.66

Future cash distributions will depend on the levels of cash generated from operations, timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 215,112.9 limited partnership units (the "Units") in the Partnership representing 56.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on March 15, 2005, a tender offer by AIMCO Properties, L.P., to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $22.80 per Unit expired. Pursuant to this offer AIMCO acquired 19,284.9 (5.03%) Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $2,230,000 as compared to a net loss of approximately $1,312,000 for the year ended December 31, 2003. The increase in net loss is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased for the year ended December 30, 2004 due to increases in operating and depreciation expenses, partially offset by a decrease in general and administrative expense. Operating expenses increased primarily due to increases in property and maintenance expenses. Property expense increased primarily due to increases in salaries and related benefits at each of the Partnership's properties and increased utility expense at Tamarac Village and Williamsburg Manor Apartments. Maintenance expense increased due to increases in contract services primarily at Lamplighter Park and Tamarac Village Apartments and an increase in snow removal costs at Tamarac Village Apartments and increased payroll costs at Tamarac Village, Park Capital, Lamplighter Park and Cedar Rim Apartments. Depreciation expense increased due to improvements completed during the last twelve months that are now being depreciated primarily at Sandpiper I & II, Tamarac Village, Lamplighter Park and Cedar Rim Apartments.

General and administrative expenses decreased primarily due to decreases in the costs of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement and audit fees. Also included in general and administrative expenses at both December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues decreased for the year ended December 31, 2004 due to decreases in rental income and casualty gain (as discussed below), partially offset by an increase in other income. Rental income decreased due to decreases in occupancy at Hidden Cove by the Lake, Sandpiper I & II and Tamarac Village Apartments and decreases in average rental rates at Williamsburg Manor, Tamarac Village, Park Capital, Lamplighter Park and Cedar Rim Apartments, and increases in bad debts at Lamplighter Park and Hidden Cove by the Lake Apartments, partially offset by increases in occupancy at Park Capital, Lamplighter Park and Cedar Rim Apartments, and an increase in average rental rates at Hidden Cove by the Lake and Sandpiper I & II Apartments, and decreases in bad debts at Tamarac Village, Cedar Rim and Sandpiper I and II Apartments. Other income increased primarily due to an increase in utility reimbursements at Cedar Rim and Tamarac Village Apartments, partially offset by reduced washer/dryer income at Park Capital Apartments and reduced late charges at Tamarac Village Apartments.

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $482,000 were received of which $237,000 was included in accounts receivable at December 31, 2001. Assets and related accumulated depreciation with a net book value of approximately $237,000 were written off during the year ended December 31, 2001. A casualty gain of approximately $245,000 was recognized during the year ended December 31, 2002. During the year ended December 31, 2003 additional insurance proceeds of approximately $239,000 were received and assets and related accumulated depreciation with a net book value of approximately $54,000 were written off. This resulted in an additional casualty gain of approximately $185,000 being recognized during the year ended December 31, 2003. During the year ended December 31, 2004, additional insurance proceeds of approximately $92,000 were received. The damaged assets were written off in 2002 and 2003 so an additional casualty gain of approximately $92,000 was recognized during the year ended December 31, 2004.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $490,000 compared to approximately $599,000 at December 31, 2003. The decrease in cash and cash equivalents of approximately $109,000 is due to approximately $1,681,000 of cash used in investing activities partially offset by approximately $346,000 and $1,226,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from affiliates partially offset by principal payments made on the mortgages encumbering the Partnership's properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Due to short-term operating cash short falls at Tamarac Village Apartments, the Partnership obtained advances of approximately $196,000 subsequent to December 31, 2004, as discussed in "Item 7. Financial Statements - Note H".

Except as discussed above, the Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $44,589,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $33,764,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sandpiper I and II, and Park Capital Apartments of approximately $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments totaling approximately $10,825,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the investment properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                       Per Limited
                        Year Ended      Partnership       Year Ended      Partnership
                    December 31, 2004       Unit       December 31, 2003      Unit

Operations                 $ --             $ --             $ 255           $ 0.66

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 215,112.9 limited partnership units (the "Units") in the Partnership representing 56.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on March 15, 2005, a tender offer by AIMCO Properties, L.P., to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $22.80 per Unit expired. Pursuant to this offer AIMCO acquired 19,284.9 (5.03%) Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements


           Report of Independent Registered Public Accounting Firm


The Partners
Consolidated Capital Institutional Properties/3


We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 as of December 31, 2004, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  financial   position  of  Consolidated   Capital
Institutional Properties/3 as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 21, 2005

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004

Assets
   Cash and cash equivalents                                                 $ 490
   Receivables and deposits                                                      423
   Restricted escrows                                                            221
   Other assets                                                                1,244
   Investment properties (Notes C and D)
      Land                                                    $ 8,641
      Buildings and related personal property                   53,323
                                                                61,964
      Less accumulated depreciation                            (31,649)       30,315
                                                                            $ 32,693

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 194
   Tenant security deposit liabilities                                           262
   Accrued property taxes                                                        212
   Other liabilities                                                             720
   Due to affiliates (Note B)                                                  2,381
   Mortgage notes payable (Note C)                                            44,589

Partners' Deficit
   General partner                                             $ (998)
   Limited partners (383,033 units outstanding)                (14,667)      (15,665)
                                                                            $ 32,693


                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                              2004            2003
Revenues:
  Rental income                                              $10,270         $10,584
  Other income                                                 1,455           1,351
  Casualty gain (Note F)                                          92             185
      Total revenues                                          11,817          12,120

Expenses:
  Operating                                                    6,024           5,344
  General and administrative                                     593             721
  Depreciation                                                 3,079           3,016
  Interest                                                     3,473           3,478
  Property taxes                                                 878             873
      Total expenses                                          14,047          13,432

Net loss (Note E)                                            $(2,230)        $(1,312)

Net loss allocated to general partner (1%)                    $ (22)          $ (13)
Net loss allocated to limited partners (99%)                  (2,208)         (1,299)

                                                             $(2,230)        $(1,312)

Net loss per limited partnership unit                        $ (5.76)        $ (3.39)

Distributions per limited partnership unit                    $ --           $ 0.66

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                        (in thousands, except unit data)



                                        Limited
                                      Partnership    General     Limited
                                         Units       Partner    Partners      Total

Original capital contributions          383,033        $ 1      $ 95,758    $ 95,759

Partners' deficit at
  December 31, 2002                     383,033      $ (960)    $(10,908)   $(11,868)

Net loss for the year ended
  December 31, 2003                          --          (13)     (1,299)     (1,312)

Distributions to partners                    --           (3)       (252)       (255)

Partners' deficit at
  December 31, 2003                     383,033         (976)    (12,459)    (13,435)

Net loss for the year ended
  December 31, 2004                          --          (22)     (2,208)     (2,230)

Partners' deficit at
  December 31, 2004                     383,033      $ (998)    $(14,667)   $(15,665)

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      Years Ended
                                                                     December 31,
                                                                     2004      2003
Cash flows from operating activities:
  Net loss                                                       $ (2,230)   $ (1,312)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Casualty gain                                                    (92)       (185)
     Depreciation                                                   3,079       3,016
     Amortization of loan costs                                       111         116
     Change in accounts:
      Receivables and deposits                                        (64)        134
      Other assets                                                   (136)       (101)
      Accounts payable                                                (64)         70
      Tenant security deposit liabilities                             (47)         15
      Accrued property taxes                                           24         (16)
      Due to affiliates                                               534         222
      Other liabilities                                               111         112
         Net cash provided by operating activities                  1,226       2,071

Cash flows from investing activities:
  Property improvements and replacements                           (1,769)     (1,544)
  Net (deposits to) withdrawals from restricted escrows                (4)         18
  Insurance proceeds received                                          92         239
         Net cash used in investing activities                     (1,681)     (1,287)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (996)       (926)
  Distributions to partners                                            --        (255)
  Advances from affiliate                                           1,342         283
         Net cash provided by (used in) financing activities          346        (898)

Net decrease in cash and cash equivalents                            (109)       (114)
Cash and cash equivalents at beginning of year                        599         713
Cash and cash equivalents at end of year                           $ 490       $ 599

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 3,301     $ 3,366

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 54        $ 58

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $319,000 at December 31, 2004 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows: As a result of the refinancing of Williamsburg Manor Apartments and Sandpiper I & II Apartments in 1995, a replacement reserve was established. Each property makes monthly deposits to establish and maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 2004, this reserve totaled approximately $221,000.

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Deferred Costs: At December 31, 2004, loan costs of approximately $1,493,000, less accumulated amortization of approximately $605,000 are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for the year ended December 31, 2004 is approximately $111,000 and is included in interest expense. Amortization expense is expected to be approximately $110,000 for 2005, $73,000 for 2006, $71,000 for 2007, $68,000 for 2008 and $66,000 for 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Allocation of Net Income and Net Loss: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $47,252,000.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense of approximately $374,000 and $365,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $576,000 and $581,000 for the years ended December 31, 2004 and 2005, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $641,000 and $653,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003 the reimbursements of accountable reimbursement expenses were adjusted based on actual costs (see "Note G"). The adjustment to management reimbursements was included in general and administrative expenses. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $102,000 and $69,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, approximately $709,000 of these expenses are payable to the General Partner and are included in due to affiliates.

During the year ended December 31, 2004, the General Partner advanced the Partnership funds to cover expenses related to operations and capital improvements at Cedar Rim, Tamarac Village, Hidden Cove by the Lake, Sandpiper I & II, and Lamplighter Park Apartments totaling approximately $1,342,000. Interest is charged at prime plus 2% (approximately 7.25% at December 31, 2004). Interest accrued for the year ended December 31, 2004, was approximately $48,000. During the year ended December 31, 2003, the General Partner advanced the Partnership funds to cover expenses related to operations at Tamarac Village and Lamplighter Park Apartments totaling approximately $283,000. Interest was charged at prime plus 2% and was approximately $1,000 for the year ended December 31, 2003. Total advances and accrued interest of approximately $1,672,000 remain unpaid at December 31, 2004 and are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $154,000 and $146,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 215,112.9 limited partnership units (the "Units") in the Partnership representing 56.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on March 15, 2005, a tender offer by AIMCO Properties, L.P., to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $22.80 per Unit expired. Pursuant to this offer AIMCO acquired 19,284.9 (5.03%) Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

Mortgage notes payable at December 31, 2004 consist of the following:

                        Principal     Monthly                            Principal
                       Balance At     Payment     Stated                  Balance
                      December 31,   Including   Interest   Maturity       Due At
                          2004       Interest      Rate       Date        Maturity
      Property             (in thousands)                              (in thousands)

Cedar Rim                $ 4,591       $ 40       7.49%     08/01/21        $ --
Hidden Cove                2,622         22       6.81%     10/01/21           --
Lamplighter Park           7,326         64       7.48%     07/01/21           --
Park Capital               2,725         16 (1)   6.95%     12/01/05        2,725
Tamarac Village           19,225        169       7.45%     07/01/21           --
Williamsburg Manor         4,150         24 (1)   6.95%     12/01/05        4,150
Sandpiper I & II           3,950         23 (1)   6.95%     12/01/05        3,950

                         $44,589       $358                               $10,825

(1) Interest only payments. The General Partner will attempt to refinance such indebtedness and/or sell the investment properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                                   2005          $11,895
                                   2006            1,152
                                   2007            1,240
                                   2008            1,335
                                   2009            1,438
                                Thereafter        27,529
                                                 $44,589

Note D - Investment Properties and Accumulated Depreciation

                                                 Initial Cost
                                                To Partnership
                                                (in thousands)

                                                        Buildings          Cost
                                                       and Related     Capitalized
                                                        Personal      Subsequent to
Description                 Encumbrances      Land      Property       Acquisition
                           (in thousands)                             (in thousands)

Cedar Rim                     $ 4,591        $ 778       $ 4,322          $ 749
Hidden Cove                     2,622           184        4,416           1,826
Lamplighter Park                7,326         2,458        5,167           2,083
Park Capital                    2,725           280        2,100           1,554
Tamarac Village                19,225         2,464       10,536           5,204
Williamsburg Manor              4,150         1,281        5,124           1,513
Sandpiper I & II                3,950         1,463        5,851           2,611

         Totals               $44,589       $ 8,908      $37,516         $15,540


                       Gross Amount At Which
                              Carried
                       At December 31, 2004
                           (in thousands)

                             Buildings
                                 And
                              Related                          Date of
                              Personal            Accumulated  Construc-   Date   Depreciable
    Description       Land    Property   Total   Depreciation    tion    Acquired Life-Years
                                                (in thousands)

Cedar Rim            $ 618    $ 5,231   $ 5,849     $ 3,544      1980    04/12/91    3-30
Hidden Cove             184     6,242     6,426       4,493      1972    03/23/90    3-30
Lamplighter Park      2,351     7,357     9,708       4,169      1968    04/12/91    3-30
Park Capital            280     3,654     3,934       2,627      1974    04/13/90    5-30
Tamarac Village       2,464    15,740    18,204       9,518      1978    06/10/92    5-30
Williamsburg Manor    1,281     6,637     7,918       3,330      1970    11/30/94    5-30
Sandpiper I & II      1,463     8,462     9,925       3,968    1976/1985 11/30/94    5-30

                    $ 8,641   $53,323   $61,964     $31,649

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                         For the Years Ended December 31,
                                               2004             2003
                                                  (in thousands)
Investment Properties:
Balance at beginning of year                  $60,199          $58,710
  Additions                                     1,765            1,602
  Property disposal                                --             (113)
Balance at end of year                        $61,964          $60,199

Accumulated Depreciation:
Balance at beginning of year                  $28,570          $25,613
  Additions charged to expense                  3,079            3,016
  Property disposal                                --              (59)
Balance at end of year                        $31,649          $28,570

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003 is approximately $64,220,000 and $62,604,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $25,920,000 and $23,222,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                     2004           2003

Net loss as reported                               $(2,230)       $(1,312)
Add (deduct):
  Fixed asset write-offs and casualty gain            (115)          (162)
  Depreciation differences                             381            334
  Change in prepaid rental income                       22            (84)
  Other                                                (16)            55

Federal taxable loss                               $(1,958)       $(1,169)
Federal taxable loss per limited
  partnership unit                                 $ (5.06)       $ (3.02)

The  following  is  a   reconciliation   at  December  31,  2004,   between  the
Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                   $(15,665)
  Land and buildings                             2,256
  Accumulated depreciation                       5,729
  Syndication fees                              11,298
  Other                                            193
Net assets - Federal tax basis                 $ 3,811

Note F - Casualty Event

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the year ended December 31, 2002 insurance proceeds of approximately $482,000 were received of which $237,000 was included in accounts receivable at December 31, 2001. Assets and related accumulated depreciation with a net book value of approximately $237,000 were written off during the year ended December 31, 2001. A casualty gain of approximately $245,000 was recognized during the year ended December 31, 2002. During the year ended December 31, 2003 additional insurance proceeds of approximately $239,000 were received and assets and related accumulated depreciation with a net book value of approximately $54,000 were written off. This resulted in an additional casualty gain of approximately $185,000 being recognized during the year ended December 31, 2003. During the year ended December 31, 2004, additional insurance proceeds of approximately $92,000 were received. The damaged assets were written off in 2002 and 2003 so an additional casualty gain of approximately $92,000 was recognized during the year ended December 31, 2004.

Note G - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $184,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $584,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $299,000. The adjustment to management reimbursements was included in general and administrative expenses.

Note H - Subsequent Event

Subsequent to December 31, 2004, the General Partner advanced to the Partnership approximately $196,000 to cover expenses related to operations at Tamarac Village Apartments. Interest will be charged at prime plus 2%.

Note I - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2004, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the
Partnership:

              Name and address           Number of Units   Percent of Total

      AIMCO IPLP, L.P.                      44,867.7            11.71%
        (an affiliate of AIMCO)
      Madison River Properties, LLC         46,747.4            12.21%
        (an affiliate of AIMCO)
      Cooper River Properties, LLC          28,039.3             7.32%
        (an affiliate of AIMCO)
      AIMCO Properties, L.P.                95,458.5            24.92%
        (an affiliate of AIMCO)

AIMCO IPLP, L.P., Cooper River Properties, LLC and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P., is also indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Beneficial Owners of Management

Except as described above, neither CEI nor any of the directors or officers of CEI own any Units of the Partnership of record or beneficially.

Changes in Control

Beneficial Owners of CEI

As of December 31, 2004, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

         Name and address          Number of CEI Shares  Percent of Total

        AIMCO IPLP, L.P.                  100,000              100%
        55 Beattie Place
        Greenville, SC 29602

AIMCO  IPLP,  L.P.  is an  affiliate  of AIMCO  (see "Item 1.  Description  of
Business").

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $576,000 and $581,000 for the years ended December 31, 2004 and 2005, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $641,000 and $653,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. For the year ended December 31, 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2003 the reimbursements of accountable reimbursement expenses were adjusted based on actual costs (see "Note G"). The adjustment to management reimbursements was included in general and administrative expenses. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $102,000 and $69,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, approximately $709,000 of these expenses are payable to the General Partner and are included in due to affiliates.

During the year ended December 31, 2004, the General Partner advanced the Partnership funds to cover expenses related to operations and capital improvements at Cedar Rim, Tamarac Village, Hidden Cove by the Lake, Sandpiper I & II, and Lamplighter Park Apartments totaling approximately $1,342,000. Interest is charged at prime plus 2% (approximately 7.25% at December 31, 2004). Interest accrued for the year ended December 31, 2004, was approximately $48,000. During the year ended December 31, 2003, the General Partner advanced the Partnership funds to cover expenses related to operations at Tamarac Village and Lamplighter Park Apartments totaling approximately $283,000. Interest was charged at prime plus 2% and was approximately $1,000 for the year ended December 31, 2003. Total advances and accrued interest of approximately $1,672,000 remain unpaid at December 31, 2004 and are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $154,000 and $146,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 215,112.9 limited partnership units (the "Units") in the Partnership representing 56.16% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on March 15, 2005, a tender offer by AIMCO Properties, L.P., to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $22.80 per Unit expired. Pursuant to this offer AIMCO acquired 19,284.9 (5.03%) Units. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.16% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See attached Exhibit Index.

                Item 14. Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $66,000 for both 2004 and 2003. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $20,000 and $25,000 for 2004 and 2003, respectively.

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



                                    Date: March 28, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive   Date: March 28, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice Date: March 28, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President           Date: March 28, 2005
Stephen B. Waters

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

Date:  March 28, 2005

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

Date:  March 28, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 28, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 28, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.