Form 10QSB
period 2005-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2005-05-13
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005


Assets
   Cash and cash equivalents                                               $ 317
   Receivables and deposits                                                   454
   Restricted escrows                                                         172
   Other assets                                                             1,316
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              53,767
                                                           62,408
      Less accumulated depreciation                       (32,432)         29,976
                                                                         $ 32,235
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 337
   Tenant security deposit liabilities                                        258
   Due to affiliates (Note B)                                               2,593
   Accrued property taxes                                                     316
   Other liabilities                                                          584
   Mortgage notes payable                                                  44,328

Partners' Deficit
   General partner                                       $ (1,003)
   Limited partners (383,033 units outstanding)           (15,178)        (16,181)
                                                                         $ 32,235


                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                              2005            2004
Revenues:
  Rental income                                              $ 2,652         $ 2,553
  Other income                                                   337             340
      Total revenues                                           2,989           2,893

Expenses:
  Operating                                                    1,472           1,307
  General and administrative                                     145             166
  Depreciation                                                   783             764
  Interest                                                       888             870
  Property taxes                                                 217             209
      Total expenses                                           3,505           3,316

Net loss                                                     $ (516)         $ (423)

Net loss allocated to general partner (1%)                        (5)             (4)
Net loss allocated to limited partners (99%)                    (511)           (419)
                                                             $ (516)         $ (423)

Net loss per limited partnership unit                        $ (1.33)        $ (1.09)

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2004                  383,033       $ (998)     $(14,667)   $(15,665)

Net loss for the three months
   ended March 31, 2005                    --            (5)        (511)       (516)

Partners' deficit at
   March 31, 2005                     383,033       $(1,003)    $(15,178)   $(16,181)

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                      2005     2004
Cash flows from operating activities:
  Net loss                                                        $ (516)     $ (423)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Depreciation                                                    783         764
      Amortization of loan costs                                       28          29
      Change in accounts:
        Receivables and deposits                                      (31)         --
        Other assets                                                 (100)       (226)
        Accounts payable                                               42         100
        Tenant security deposit liabilities                            (4)        (12)
        Accrued property taxes                                        104          93
        Due to affiliates                                              97         135
        Other liabilities                                            (136)        (73)
         Net cash provided by operating activities                    267         387

Cash flows from investing activities:
  Property improvements and replacements                             (343)       (239)
  Net receipt from (deposit to) restricted escrows                     49         (89)
         Net cash used in investing activities                       (294)       (328)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (261)       (242)
  Advances from affiliates                                            196          --
  Payment on advances from affiliates                                 (81)         --
         Net cash used in financing activities                       (146)       (242)

Net decrease in cash and cash equivalents                            (173)       (183)
Cash and cash equivalents at beginning of period                      490         599

Cash and cash equivalents at end of period                         $ 317       $ 416

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 904       $ 836
Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 155       $ 26

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 are approximately $54,000 of improvements which were included in accounts payable at December 31, 2004.

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $149,000 and $144,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $164,000 and $141,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $30,000 and $7,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At March 31, 2005, approximately $843,000 of these reimbursement expenses are payable to the General Partner and are included in due to affiliates.

During the three months ended March 31, 2005, the General Partner advanced the Partnership approximately $196,000 to cover expenses related to operations and capital improvements at Tamarac Village Apartments. No such advances were made during the three months ended March 31, 2004. Interest is charged at prime plus 2% (approximately 7.75% at March 31, 2005). Interest expense on outstanding advance balances was approximately $32,000 and $4,000 for the three months ended March 31, 2005 and 2004, respectively. The Partnership repaid approximately $81,000 of the outstanding advance balances plus accrued interest of approximately $69,000 during the three months ended March 31, 2005. No such repayments were made during the three months ended March 31, 2004. Total advances and accrued interest of approximately $1,750,000 remain unpaid at March 31, 2005 and are included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $102,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $154,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Subsequent Event

Subsequent to March 31, 2005, the General Partner advanced to the Partnership approximately $328,000 to cover operating expenses at Tamarac Village, Lamplighter Park and Cedar Rim Apartments. Interest will be charged at prime plus 2% (approximately 7.75% at March 31, 2005).

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal relating to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Cedar Rim Apartments (1)                      98%        85%
        New Castle, Washington
      Hidden Cove by the Lake Apartments (2)        79%        91%
        Belleville, Michigan
      Lamplighter Park Apartments                   91%        92%
        Bellevue, Washington
      Park Capital Apartments                       97%        96%
        Salt Lake City, Utah
      Sandpiper I and II Apartments                 93%        95%
        St. Petersburg, Florida
      Tamarac Village Apartments (1)                81%        76%
        Denver, Colorado
      Williamsburg Manor Apartments (3)             90%        97%
        Cary, North Carolina

(1) The General Partner attributes the increase in occupancy at Cedar Rim and Tamarac Village Apartments to increased marketing efforts and reduced rental rates.

(2) The General Partner attributes the decrease in occupancy at Hidden Cove by the Lake Apartments to more stringent guidelines in accepting tenant applications.

(3) The General Partner attributes the decrease in occupancy at Williamsburg Manor Apartments to slow market conditions in the local area.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership realized a net loss of approximately $516,000 for the three months ended March 31, 2005 compared to a net loss of approximately $423,000 for the three months ended March 31, 2004. The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased for the three months ended March 31, 2005 due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in property and administrative expenses. Property expense increased primarily due to an increase in salaries and related benefits at all of the Partnership's properties, partially offset by reduced utility expenses at Tamarac Village Apartments. Administrative expense increased primarily due to an increase in temporary services at Tamarac Village Apartments. Depreciation expense increased primarily due to property improvements and replacements put into service at Tamarac Village Apartments. Interest expense increased primarily due to increased interest expense incurred on amounts due to affiliates. Property tax expense increased primarily due to an increase in the assessed value of Tamarac Village and Cedar Rim Apartments.

General and administrative expenses decreased primarily due to decreases in the costs of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement and printing and mailing costs. Also included in general and administrative expenses at both March 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended March 31, 2005 due to an increase in rental income. Rental income increased due to increases in occupancy at Tamarac Village, Cedar Rim and Park Capital Apartments, increases in the average rental rates at Sandpiper I and II, Park Capital, Lamplighter, and Williamsburg Manor Apartments, and decreases in bad debt at Sandpiper I and II, Tamarac Village and Cedar Rim Apartments, partially offset by decreases in occupancy at Williamsburg Manor, Lamplighter Park, Sandpiper I and II, and Hidden Cove by the Lake Apartments, and decreases in average rental rates at Tamarac Village and Cedar Rim Apartments.

Liquidity and Capital Resources

At March 31, 2005 the Partnership had cash and cash equivalents of approximately $317,000 compared to approximately $416,000 at March 31, 2004. Cash and cash equivalents decreased approximately $173,000 since December 31, 2004 due to approximately $294,000 and $146,000 of cash used in investing and financing activities, respectively, partially offset by approximately $267,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by receipts from restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and payments on advances from affiliates, partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $36,000 of capital improvements at Cedar Rim Apartments, consisting primarily of floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $8,000 of capital improvements at Hidden Cove by the Lake Apartments, consisting primarily of floor covering replacements. These improvements were funded from the property's operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $41,000 of capital improvements at Lamplighter Park Apartments, consisting primarily of floor covering replacements, heating upgrades, and fitness equipment upgrades. These improvements were funded from the property's operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capital Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $20,000 of capital improvements at Park Capital Apartments, consisting primarily of floor covering and door replacements and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $223,000 of capital improvements at Tamarac Village Apartments, consisting primarily of floor covering, door and appliance replacements, water heater upgrades and fire safety upgrades. These improvements were funded from the property's operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $62,000 of capital improvements at Williamsburg Manor Apartments, consisting primarily of floor covering and golf cart replacements, structural improvements, and furniture and fixtures. These improvements were funded from the property's replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $54,000 of capital improvements at Sandpiper I and II Apartments, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. In addition the Partnership has committed to a substantial redevelopment project at Sandpiper I and II Apartments which includes site improvements, signage and interior and exterior upgrades. It is estimated that the costs associated with this renovation will be approximately $5.2 million. The redevelopment project is scheduled to be completed during the fourth quarter of 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Due to short-term operating cash shortfalls at Tamarac Village, Lamplighter Park and Cedar Rim Apartments, the Partnership obtained advances of approximately $328,000 subsequent to March 31, 2005, as discussed in "Item 1. Financial Statements - Note C".

Except as discussed above, the Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $44,328,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $33,503,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sandpiper I and II and Park Capital Apartments of approximately $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments totaling approximately $10,825,000 due at maturity. The General Partner intends to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the balance of outstanding loans to the General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 235,151.5 limited partnership units (the "Units") in the Partnership representing 61.39% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.39% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal relating to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 5.     Other Information

            None.

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


                                    Date: May 13, 2005

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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 13, 2005

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

Date:  May 13, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.