Form 10QSB
period 2005-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2005-08-12
CIK 768890

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                               $ 440
   Receivables and deposits                                                   494
   Restricted escrows                                                         170
   Other assets                                                             1,251
   Investment properties:
      Land                                               $ 8,641
      Buildings and related personal property              54,946
                                                           63,587
      Less accumulated depreciation                       (33,233)         30,354
                                                                         $ 32,709
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $ 722
   Tenant security deposit liabilities                                        267
   Due to affiliates (Note B)                                               3,503
   Accrued property taxes                                                     329
   Other liabilities                                                          606
   Mortgage notes payable                                                  44,062

Partners' Deficit
   General partner                                       $ (1,009)
   Limited partners (383,033 units outstanding)           (15,771)        (16,780)
                                                                         $ 32,709


                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              For the Three Months      For the Six Months
                                                 Ended June 30,           Ended June 30,
                                               2005         2004         2005        2004
Revenues:
  Rental income                              $ 2,660      $ 2,577      $ 5,312      $ 5,130
  Other income                                   355          339          692          679
      Total revenues                           3,015        2,916        6,004        5,809

Expenses:
  Operating                                    1,561        1,484        3,033        2,791
  General and administrative                     148          169          293          335
  Depreciation                                   801          774        1,584        1,538
  Interest                                       879          867        1,767        1,737
  Property taxes                                 225          236          442          445
      Total expenses                           3,614        3,530        7,119        6,846

Net loss                                      $ (599)      $ (614)     $(1,115)     $(1,037)

Net loss allocated to general partner
  (1%)                                         $ (6)        $ (6)       $ (11)       $ (10)
Net loss allocated to limited partners
  (99%)                                         (593)        (608)      (1,104)      (1,027)

                                              $ (599)      $ (614)     $(1,115)     $(1,037)

Net loss per limited partnership unit        $ (1.55)     $ (1.59)     $ (2.88)     $ (2.68)


                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions        383,033         $ 1       $ 95,758    $ 95,759

Partners' deficit at
   December 31, 2004                  383,033       $ (998)     $(14,667)   $(15,665)

Net loss for the six months
   ended June 30, 2005                     --           (11)      (1,104)     (1,115)

Partners' deficit at
   June 30, 2005                      383,033       $(1,009)    $(15,771)   $(16,780)

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Six Months Ended
                                                                        June 30,
                                                                     2005      2004
Cash flows from operating activities:
  Net loss                                                        $(1,115)    $(1,037)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                   1,584       1,538
     Amortization of loan costs                                        56          59
     Change in accounts:
      Receivables and deposits                                        (71)       (129)
      Other assets                                                    (63)       (268)
      Accounts payable                                                 63          57
      Tenant security deposit liabilities                               5         (10)
      Accrued property taxes                                          117         134
      Due to affiliates                                               271         280
      Other liabilities                                              (114)        (21)
         Net cash provided by operating activities                    733         603

Cash flows from investing activities:
  Property improvements and replacements                           (1,158)       (572)
  Net receipts from restricted escrows                                 51           6
         Net cash used in investing activities                     (1,107)       (566)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (527)       (496)
  Advances from affiliates                                            932         305
  Repayment of advances from affiliates                               (81)         --
         Net cash provided by (used in) financing activities          324        (191)

Net decrease in cash and cash equivalents                             (50)       (154)

Cash and cash equivalents at beginning of period                      490         599

Cash and cash equivalents at end of period                         $ 440       $ 445

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,707     $ 1,701

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 519       $ 124

Included in property improvements and replacements for the six months ended June
30, 2005 are approximately $54,000 of improvements which were included in accounts payable at December 31, 2004.

                See Accompanying Notes to Financial Statements

               CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $298,000 and $285,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $331,000 and $283,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $64,000 and $9,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment properties. At June 30, 2005, approximately $977,000 of these reimbursement expenses are payable to the General Partner and are included in due to affiliates.

During the six months ended June 30, 2005, the General Partner advanced the Partnership approximately $932,000 to cover expenses related to operations and capital improvements at Tamarac Village, Cedar Rim, Lamplighter Park, and Sandpiper I and II Apartments. During the six months ended June 30, 2004 the General Partner advanced the Partnership approximately $305,000 to cover expenses related to operations at Cedar Rim and Lamplighter Park Apartments. Interest is charged at prime plus 2% (approximately 8.25% at June 30, 2005). Interest expense on outstanding advance balances was approximately $72,000 and $11,000 for the six months ended June 30, 2005 and 2004, respectively. The Partnership repaid approximately $81,000 of the outstanding advance balances plus accrued interest of approximately $69,000 during the six months ended June 30, 2005. No such repayments were made during the six months ended June 30, 2004. Total advances and accrued interest of approximately $2,526,000 remain unpaid at June 30, 2005 and are included in due to affiliates.

Subsequent to June 30, 2005, the General Partner advanced to the Partnership approximately $856,000 to cover operating expenses at Tamarac Village and Lamplighter Park Apartments, capital spending at Tamarac Village and Hidden Cove by the Lake Apartments and to pay fees related to the pending refinance of the mortgages at Sandpiper I and II and Williamsburg Manor Apartments. Interest will be charged at prime plus 2% (approximately 8.25% at June 30, 2005).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $160,000 and $154,000, respectively for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Cedar Rim Apartments (1)                      96%        86%
        New Castle, Washington
      Hidden Cove by the Lake Apartments (2)        80%        92%
        Belleville, Michigan
      Lamplighter Park Apartments (1)               93%        90%
        Bellevue, Washington
      Park Capital Apartments                       96%        96%
        Salt Lake City, Utah
      Sandpiper I and II Apartments                 94%        94%
        St. Petersburg, Florida
      Tamarac Village Apartments                    80%        78%
        Denver, Colorado
      Williamsburg Manor Apartments (3)             88%        95%
        Cary, North Carolina

(1) The General Partner attributes the increase in occupancy at Cedar Rim and Lamplighter Park Apartments to improved market conditions in the Seattle, Washington area.

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

Results of Operations

The Partnership realized a net loss of approximately $599,000 and $1,115,000 for the three and six month periods ended June 30, 2005, respectively, compared to a net loss of approximately $614,000 and $1,037,000 for the three and six month periods ended June 30, 2004. The decrease in net loss for the three months ended June 30, 2005 is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in net loss for the six months ended June 30, 2005 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total revenues increased for both the three and six month periods ended June 30, 2005 primarily due to an increase in rental income. Rental income increased for the three and six months ended June 30, 2005 due to increases in occupancy at Lamplighter Park, Tamarac Village, and Cedar Rim Apartments, increases in rental rates at Williamsburg Manor, Sandpiper I & II, Park Capital, and Lamplighter Park Apartments, and decreases in bad debt at Sandpiper I & II, Tamarac Village, Park Capital, Hidden Cove by the Lake, Lamplighter Park, and Cedar Rim Apartments, partially offset by decreases in occupancy at Williamsburg Manor and Hidden Cove by the Lake Apartments, decreases in rental rates at Cedar Rim and Tamarac Village Apartments, and an increase in bad debt at Williamsburg Manor Apartments.

Total expenses increased for the three and six months ended June 30, 2005 primarily due to increases in operating, depreciation and interest expenses partially offset by a decrease in general and administrative expense. Operating expenses increased primarily due to increases in property, maintenance and administrative expenses. Property expenses increased primarily due to increases in utilities at Williamsburg Manor Apartments, leasing referral fees and commissions at Williamsburg Manor, Tamarac Village, Park Capital and Cedar Rim Apartments and salaries and related benefits at Tamarac Village, Park Capital, Sandpiper I & II and Cedar Rim Apartments, partially offset by reduced utilities at Tamarac Village Apartments. Maintenance expenses increased primarily due to an increase in contract services at Sandpiper I and II and Hidden Cove by the Lake Apartments. Administrative expense increased due to increases in temporary agency help at Tamarac Village and Lamplighter Park Apartments and contract common area cleaning at Tamarac Village Apartments. Depreciation expense increased primarily due to property improvements and replacements put into service at Tamarac Village Apartments. Interest expense increased primarily due to interest expense incurred on amounts due to affiliates.

General and administrative expenses decreased for both the three and six month periods ended June 30, 2005 primarily due to a decrease in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005 the Partnership had cash and cash equivalents of approximately $440,000 compared to approximately $445,000 at June 30, 2004. Cash and cash equivalents decreased approximately $50,000 since December 31, 2004 due to approximately $1,107,000 of cash used in investing activities, partially offset by approximately $733,000 and $324,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by receipts from restricted escrows maintained by the mortgage lenders. Cash provided by financing activities consisted of advances received from affiliates, partially offset by principal payments on the mortgages encumbering the Partnership's properties and payments on advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During  the  six  months  ended  June  30,  2005,  the   Partnership   completed
approximately $60,000 of capital improvements at Cedar Rim Apartments, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from the property's operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $74,000 of capital improvements at Hidden Cove by the Lake Apartments, consisting primarily of floor covering and roof replacements and interior decoration. These improvements were funded from the property's operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $142,000 of capital improvements at Lamplighter Park Apartments, consisting primarily of floor covering and door replacements, heating and appliance upgrades, fitness equipment upgrades and dumpster enclosures. In addition the Partnership has committed to a phased redevelopment project at Lamplighter Park Apartments which includes kitchen upgrades and other interior unit improvements. It is estimated that the costs associated with this renovation will be approximately $2.2 million. Approximately $285,000 has been spent as part of this project during the six months ended June 30, 2005. The redevelopment project is scheduled to be completed during the year 2007. These improvements were funded from the property's operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capital Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $69,000 of capital improvements at Park Capital Apartments, consisting primarily of floor covering and door replacements, structural improvements, fencing, and swimming pool improvements. These improvements were funded from the property's operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $380,000 of capital improvements at Tamarac Village Apartments, consisting primarily of floor covering, door and appliance replacements, water heater and fire safety upgrades and signage. In addition the Partnership has committed to a phased redevelopment project at Tamarac Village Apartments which includes kitchen and other interior unit upgrades, exterior painting and wood repairs. It is estimated that the costs associated with this renovation will be approximately $4.1 million. Approximately $137,000 has been spent as part of this project during the six months ended June 30, 2005. The redevelopment project is scheduled to be completed during the year 2007. These improvements were funded from the property's operating cash flow and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $114,000 of capital improvements at Williamsburg Manor Apartments, consisting primarily of floor covering and golf cart replacements, structural improvements, and furniture and fixtures. These improvements were funded from the property's replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandpiper I and II Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $104,000 of capital improvements at Sandpiper I and II Apartments consisting primarily of floor covering replacements, structural improvements and air conditioning unit and cabinet replacements. In addition the Partnership has committed to a substantial redevelopment project at Sandpiper I and II Apartments which includes site improvements, signage and interior and exterior upgrades. It is estimated that the total costs associated with this renovation will be approximately $5.2 million. Approximately $258,000 has been spent as part of this project during the six months ended June 30, 2005, including approximately $3,000 of capitalized construction period interest costs and approximately $1,000 each of capitalized property taxes and operating expenses. The redevelopment project is scheduled to be completed during the fourth quarter of 2005. These improvements were funded from the property's operating cash flow, replacement reserves and advances from the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In order to cover operating cash shortfalls at Tamarac Village and Lamplighter Park Apartments, capital spending at Hidden Cove on the Lake and Tamarac Village Apartments and to pay fees related to the pending refinance of the mortgages at Sandpiper I and II and Williamsburg Manor Apartments, the Partnership obtained advances of approximately $826,000 subsequent to June 30, 2005, as discussed in "Item 1. Financial Statements - Note B".

Except as discussed above, the Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $44,062,000 has maturity dates ranging from December 2005 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $33,237,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sandpiper I and II and Park Capital Apartments of approximately $10,825,000 requires interest only payments, matures in December 2005 and has balloon payments totaling approximately $10,825,000 due at maturity. The General Partner is in the process of refinancing such indebtedness prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership had no distributions during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the balance of outstanding loans payable to the General Partner and the redevelopment projects at Sandpiper I and II, Tamarac Village and Lamplighter Park Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 235,598.2 limited partnership units (the "Units") in the Partnership representing 61.51% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.51% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                                    Date: August 12, 2005

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

Date:  August 12, 2005

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

Date:  August 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.