Form 10KSB
period 2005-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2006-03-30
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark one)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-14187

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

(Name of small business issuer in its charter)

California	94-2940208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $12,410,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC.  In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships.  The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990.  As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. As of December 31, 2005, AIMCO IPLP, L.P. an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 2005, the Partnership owned seven apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provides such property management services at the Partnership’s properties.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this Form 10-KSB.

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Acquisition	Type of Ownership	Use

Cedar Rim	4/12/91	Fee ownership subject to	Apartment
New Castle, Washington		first mortgage.	104 units

Hidden Cove by the Lake	3/23/90	Fee ownership subject to	Apartment
Belleville, Michigan		first mortgage.	120 units

Lamplighter Park	4/12/91	Fee ownership subject to	Apartment
Bellevue, Washington		first mortgage.	174 units

Park Capitol	4/13/90	Fee ownership subject to	Apartment
Salt Lake City, Utah		first mortgage.	135 units

Tamarac Village	6/10/92	Fee ownership subject to	Apartment
I,II,III and IV		first mortgage.	564 units
Denver, Colorado

Williamsburg Manor	11/30/94	Fee ownership subject to	Apartment
Cary, North Carolina		first mortgage.	183 units

Sienna Bay (formerly known
as Sandpiper I & II)	11/30/94	Fee ownership subject to	Apartment
St. Petersburg, Florida		first mortgage.	276 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Cedar Rim	$ 6,103	$ 3,852	3-30 yrs	S/L	$ 3,923
Hidden Cove	6,662	4,846	3-30 yrs	S/L	3,298
Lamplighter
Park	10,270	4,625	3-30 yrs	S/L	6,367
Park Capitol	4,231	2,863	5-30 yrs	S/L	2,096
Tamarac
Village	19,492	10,570	5-30 yrs	S/L	11,206
Williamsburg
Manor	8,125	3,697	5-30 yrs	S/L	5,021
Sienna Bay	11,642	4,480	5-30 yrs	S/L	7,700

	$66,525	$34,933			$39,611

See "Note A" of the Notes to Financial Statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Cedar Rim	$ 4,447	7.49%	240 mths	08/01/21	$ --
Hidden Cove	2,536	6.81%	240 mths	10/01/21	--
Lamplighter Park	7,094	7.48%	240 mths	07/01/21	--
Park Capitol	4,922	5.02%	360 mths	09/01/15	4,030
Tamarac Village	18,614	7.45%	240 mths	07/01/21	--
Williamsburg
Manor	5,181	5.04%	360 mths	09/10/12	4,579
Sienna Bay	11,000	5.10%	360 mths	09/10/12	10,115

	$53,794				$18,724

(1)

Fixed rate mortgages

(2)

See "Item 7. Financial Statements – Note C" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan which is included in interest expense. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were not met at December 31, 2005. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 31, 2005, the Partnership obtained an additional mortgage in the principal amount of $7,050,000 on its investment property, Sienna Bay Apartments.  The additional mortgage loan agreement requires monthly payments of interest only beginning on October 10, 2005 until September 10, 2007, with the interest rate being 5.10%.  From October 10, 2007 through September 10, 2012, the Loan Agreement requires monthly payments of principal and interest with a fixed interest rate of 5.10%.  The existing mortgage note of $3,950,000 was assigned by the existing lender to the holder of the additional mortgage note. The terms of the existing mortgage note were modified to match the terms for the additional mortgage note, and the two loans were then combined into one mortgage note for $11,000,000. The mortgage matures on September 10, 2012 at which time the unpaid principal amount of approximately $10,115,000 and any interest accrued but remaining unpaid becomes due. Total capitalized loan costs were approximately $122,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 due to the write off of unamortized loan costs on the prior loan which is included in interest expense. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the mortgage encumbering Park Capitol Apartments. The refinancing replaced the existing mortgage of approximately $2,725,000 with a new mortgage of approximately $4,940,000. The new mortgage requires monthly payments of principal and interest beginning on October 1, 2005 until the loan matures September 1, 2015 with a balloon payment of approximately $4,030,000 due at maturity. The new loan has a fixed interest rate of 5.02%. Total capitalized loan costs were approximately $94,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs on the prior loan which is included in interest expense. The Partnership may prepay the mortgage without penalty within 90 days of the maturity date. However, if the Partnership prepays the mortgage loan prior to June 2, 2015, a prepayment penalty (as defined in the loan agreement) will apply.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property were as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy

Property	2005	2004	2005	2004

Cedar Rim (1)	$ 9,950	$ 9,664	97%	91%
Hidden Cove	7,975	8,132	88%	90%
Lamplighter Park (1)	9,258	8,970	95%	91%
Park Capitol	7,893	7,627	97%	96%
Tamarac Village (2)	6,425	6,392	88%	82%
Williamsburg Manor (3)	8,538	8,360	85%	93%
Sienna Bay (formerly known as
Sandpiper I & II)	8,762	8,067	91%	92%

(1)

The General Partner attributes the increase in occupancy at Cedar Rim and Lamplighter Park Apartments to an improved economy in the local market and increased marketing efforts.

(2)

The General Partner attributes the increase in occupancy at Tamarac Village Apartments to strong demand in the Denver, Colorado area.

(3)

The General Partner attributes the decrease in occupancy at Williamsburg Manor Apartments to competition and demand in the local area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the Partnership's properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. With the exception of the three properties currently in redevelopment (as discussed in “Capital Improvements” below), the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

	2005	2005
	Taxes	Rates
	(in thousands)

Cedar Rim*	$103	1.20%
Hidden Cove	66	4.92%
Lamplighter Park*	94	0.73%
Park Capitol	55	1.49%
Tamarac Village	170	6.62%
Williamsburg Manor	98	1.06%
Sienna Bay (formerly known as	296	2.35%
Sandpiper I and II)*

*The Partnership is currently appealing the assessed values of these properties.

Capital Improvements

Cedar Rim Apartments

During the year ended December 31, 2005, the Partnership completed approximately $254,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the year ended December 31, 2005, the Partnership completed approximately $235,000 of capital improvements at the property consisting primarily of floor covering and roof replacements, heating upgrades, painting, interior decoration and water proofing. The improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the year ended December 31, 2005, the Partnership completed approximately $234,000 of capital improvements at the property consisting primarily of floor covering and exterior door replacements, heating and appliance upgrades, and dumpster enclosures. In addition the Partnership has committed to a phased redevelopment project at Lamplighter Park Apartments which includes kitchen upgrades and other interior and exterior unit improvements. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. It is estimated that the costs associated with this redevelopment will be approximately $2,553,000.  Approximately $328,000 has been spent as part of this project during the year ended December 31, 2005. The redevelopment project is scheduled to be completed in March 2007. Based on current plans, the General Partner anticipates approximately $1,780,000 to be completed during 2006. The improvements to date have been funded from the property's operating cash flow, advances from an affiliate of the General Partner and Partnership reserves from refinance proceeds (see discussion above). The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the year ended December 31, 2005, the Partnership completed approximately $297,000 of capital improvements at the property consisting primarily of floor covering and exterior door replacements, structural improvements, fencing, swimming pool decking replacements and roof replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,013,000 of capital improvements at the property consisting primarily of floor covering, door, air conditioning unit and appliance replacements, water heater and fire safety upgrades, signage, swimming pool, plumbing and lighting upgrades and tennis court improvements. In addition the Partnership has committed to a phased redevelopment project at Tamarac Village Apartments which includes kitchen and other interior unit upgrades, exterior painting and wood repairs. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  It is estimated that the costs associated with this redevelopment will be approximately $4,350,000.  Approximately $276,000 has been spent as part of this project during the year ended December 31, 2005. Based on current plans, the General Partner anticipates approximately $3,055,000 to be completed during 2006. The redevelopment project is scheduled to be completed in April 2007. The improvements to date have been funded from the property's operating cash flow, advances from an affiliate of the General Partner and refinance proceeds (see discussion above). The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the year ended December 31, 2005, the Partnership completed approximately $207,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, interior lighting upgrades, drapes and mini blind replacements, structural upgrades, and swimming pool improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,468,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $38,000, real estate taxes of approximately $8,000 and other construction period costs of approximately $6,000. Approximately 15 units were in redevelopment and not in service at December 31, 2005. Additional capital improvements of approximately $249,000 consisted primarily of floor covering and appliance replacements, structural improvements and air conditioning unit and cabinet replacements and stair repairs. These improvements were funded from operating cash flow, advances from an affiliate of the General Partner and refinance proceeds (see discussion above). The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed during 2006 at a total cost of approximately $5,200,000. The project is being funded by the property’s operating cash flow, replacement reserves, advances from an affiliate of the

General Partner and refinance proceeds (see discussion above). Approximately $342,000 was advanced during the year ended December 31, 2005 to pay for redevelopment project costs. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $3,732,000 for property redevelopment during 2006. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units (the "Units") aggregating approximately $95,758,000. The Partnership currently has 7,781 holders of record owning an aggregate of 383,029 Units. Affiliates of the General Partner owned 236,674.6 units or 61.79% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the redevelopment projects at Sienna Bay, Tamarac Village and Lamplighter Park Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future. See "Item 2. Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 236,674.6 Units in the Partnership representing 61.79% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership realized a net loss of approximately $2,356,000 for the year ended December 31, 2005 as compared to a net loss of approximately $2,230,000 for the year ended December 31, 2004. The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased for the year ended December 31, 2005 due to increases in operating, interest and depreciation expenses partially offset by a decrease in property tax expense. Operating expense increased primarily due to increases in property and administrative expenses. Property expense increased primarily due to increases in salaries and related benefits at each of the Partnership’s properties, and utilities at Sienna Bay, Tamarac Village, Hidden Cove by the Lake, Park Capitol, and Cedar Rim Apartments. Administrative expense increased due to increases in tenant application costs at Tamarac Village and Sienna Bay Apartments and temporary agency help and contract common area cleaning at Tamarac Village Apartments. Interest expense increased primarily due to an increase in interest on advances from an affiliate of the General Partner due to an increase in the average balance outstanding and an increase in the interest rate charged on such advances and to a lesser extent due to Sienna Bay, Williamsburg Manor and Park Capitol Apartments refinancing at a higher principal balance. Depreciation expense increased due to property improvements and replacements placed into service at all the Partnership’s properties. Property tax expense decreased at Cedar Rim and Lamplighter Park Apartments due to prior year tax refund receivables recorded during 2005 and a decrease in the assessed value at Cedar Rim Apartments and Lamplighter Park Apartments.

General and administrative expenses consist of the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the year ended December 31, 2005 primarily due to an increase in rental income, partially offset by a casualty gain recorded during the year ended December 31, 2004 (as discussed below). Rental income increased for the year ended December 31, 2005 due to increases in occupancy at Lamplighter Park, Tamarac Village, and Cedar Rim Apartments, increases in average rental rates at Cedar Rim, Williamsburg Manor, Sienna Bay, Park Capitol, and Lamplighter Park Apartments, and decreases in bad debt expense at Tamarac Village, Park Capitol, Hidden Cove by the Lake, Lamplighter Park, and Cedar Rim Apartments, partially offset by decreases in occupancy at Williamsburg Manor Apartments and a decrease in the average rental rate at Hidden Cove by the Lake.

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the third quarter of 2004, additional insurance proceeds of approximately $92,000 were received.  The damaged assets were written off in 2002 and 2003, therefore an additional casualty gain of approximately $92,000 was recognized during the year ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2005 the Partnership had cash and cash equivalents of approximately $3,146,000 compared to approximately $490,000 at December 31, 2004. Cash and cash equivalents increased approximately $2,656,000 since December 31, 2004 due to approximately $134,000 and $7,302,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $4,780,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from affiliates and proceeds from mortgage notes payable, partially offset by principal payments on the mortgages encumbering the Partnership’s properties, repayment of advances from affiliates, repayment of mortgage notes payable and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan, which is included in interest expense. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were not met at December 31, 2005. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 31, 2005, the Partnership obtained an additional mortgage in the principal amount of $7,050,000 on its investment property, Sienna Bay Apartments.  The additional mortgage loan agreement requires monthly payments of interest only beginning on October 10, 2005 until September 10, 2007, with the interest rate being 5.10%.  From October 10, 2007 through September 10, 2012, the Loan Agreement requires monthly payments of principal and interest with a fixed interest rate of 5.10%.  The existing mortgage note of $3,950,000 was assigned by the existing lender to the holder of the additional mortgage note. The terms of the existing mortgage note were modified to match the terms for the additional mortgage note, and the two loans were then combined into one mortgage note for $11,000,000. The mortgage matures on September 10, 2012 at which time the unpaid principal amount of approximately $10,115,000 and any interest accrued but remaining unpaid becomes due. Total capitalized loan costs were approximately $122,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 due to the write off of unamortized loan costs on the prior loan which is included in interest expense. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, LP, an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the mortgage encumbering Park Capitol Apartments. The refinancing replaced the existing mortgage of approximately $2,725,000 with a new mortgage of approximately $4,940,000. The new mortgage requires monthly payments of principal and interest beginning on October 1, 2005 until the loan matures September 1, 2015 with a balloon payment of approximately $4,030,000 due at maturity. The new loan has a fixed interest rate of 5.02%. Total capitalized loan costs were approximately $94,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs on the prior loan which is included in interest expense. The Partnership may prepay the mortgage without penalty within 90 days of the maturity date. However, if the Partnership prepays the mortgage loan prior to June 2, 2015, a prepayment penalty (as defined in the loan agreement) will apply.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

In accordance with the Partnership Agreement, the General Partner has evaluated the cash requirements of the Partnership and determined the net proceeds from the above transactions will be reserved for repayment of affiliate loans and advances and for redevelopment costs at Lamplighter Park, Tamarac Village and Sienna Bay Apartments.

The Partnership's assets are thought to be sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $53,794,000 has maturity dates ranging from September 2012 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $32,691,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sienna Bay, and Park Capitol Apartments of approximately $21,103,000 requires monthly payments until the loans mature between September 2012 and September 2015 and have balloon payments totaling approximately $18,724,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership currently expects to budget approximately $8,567,000 for 2006 related to the redevelopment projects at Lamplighter Park, Tamarac Village and Sienna Bay Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership made no distributions during the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the redevelopment projects at Sienna Bay, Tamarac Village and Lamplighter Park Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 236,674.60 Units in the Partnership representing 61.79% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/3

We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 as of December 31, 2005, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3 as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 3,146
Receivables and deposits		574
Restricted escrow		500
Other assets		1,330
Investment properties (Notes C and D)
Land	$ 8,641
Buildings and related personal property	57,884
	66,525
Less accumulated depreciation	(34,933)	31,592
		$ 37,142

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 307
Tenant security deposit liabilities		293
Accrued property taxes		194
Other liabilities		575
Mortgage notes payable (Note C)		53,794

Partners' Deficit
General partner	$ (1,022)
Limited partners (383,029 units outstanding)	(16,999)	(18,021)
		$ 37,142

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$10,984	$10,270
Other income	1,426	1,455
Casualty gain (Note F)	--	92
Total revenues	12,410	11,817

Expenses:
Operating	6,564	6,024
General and administrative	585	593
Depreciation	3,284	3,079
Interest	3,569	3,473
Property taxes	764	878
Total expenses	14,766	14,047

Net loss (Note E)	$(2,356)	$(2,230)

Net loss allocated to general partner (1%)	$ (24)	$ (22)
Net loss allocated to limited partners (99%)	(2,332)	(2,208)

	$(2,356)	$(2,230)

Net loss per limited partnership unit	$ (6.09)	$ (5.76)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2003	383,033	$ (976)	$(12,459)	$(13,435)

Net loss for the year ended
December 31, 2004	--	(22)	(2,208)	(2,230)

Partners' deficit at
December 31, 2004	383,033	(998)	(14,667)	(15,665)

Abandonment of limited partnership
units (Note A)	(4)	--	--	--
Net loss for the year ended
December 31, 2005	--	(24)	(2,332)	(2,356)

Partners' deficit at
December 31, 2005	383,029	$(1,022)	$(16,999)	$(18,021)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (2,356)	$ (2,230)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Casualty gain	--	(92)
Depreciation	3,284	3,079
Amortization of loan costs	109	111
Loss on early extinguishment of debt	12	--
Change in accounts:
Receivables and deposits	(151)	(64)
Other assets	72	(136)
Accounts payable	53	(64)
Tenant security deposit liabilities	31	(47)
Accrued property taxes	(18)	24
Due to affiliates	(757)	534
Other liabilities	(145)	111
Net cash provided by operating activities	134	1,226

Cash flows from investing activities:
Property improvements and replacements	(4,501)	(1,769)
Net deposits to restricted escrows	(279)	(4)
Insurance proceeds received	--	92
Net cash used in investing activities	(4,780)	(1,681)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,110)	(996)
Repayment of mortgage notes payable	(10,825)	--
Proceeds from mortgage notes payable	21,140	--
Loan costs paid	(279)	--
Advances from affiliate	2,207	1,342
Repayment of advances from affiliates	(3,831)	--
Net cash provided by financing activities	7,302	346

Net increase (decrease) in cash and cash equivalents	2,656	(109)
Cash and cash equivalents at beginning of year	490	599
Cash and cash equivalents at end of year	$ 3,146	$ 490

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,540	$ 3,301

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 114	$ 54

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,582,000 at December 31, 2005 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrow:  As a result of the refinancing of Williamsburg Manor Apartments in August 2005 the Partnership was required to make deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. At December 31, 2005, the entire balance of $500,000 remains in the restricted escrow.

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $45,000, property taxes of approximately $9,000, and operating costs of approximately $7,000.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Abandoned Units: During 2005, the number of limited partnership units decreased by 4 units due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 ½ years and (2) personal property additions over 5 years.

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

Deferred Costs: At December 31, 2005, loan costs of approximately $1,402,000, less accumulated amortization of approximately $355,000 are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for the years ended December 31, 2005 and 2004 was approximately $109,000 and $111,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $109,000 for 2006, $107,000 for 2007, $104,000 for 2008, $102,000 for 2009 and $99,000 for 2010.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expenses of approximately $358,000 and $374,000 for the years ended December 31, 2005 and 2004, respectively, were charged to operating expense.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $616,000 and $576,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $708,000 and $572,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $237,000 and $102,000, respectively.

During the year ended December 31, 2005, the General Partner advanced the Partnership approximately $2,207,000 to cover expenses related to operations and capital improvements at Tamarac Village, Cedar Rim, Lamplighter Park and Sienna Bay Apartments. During the year ended December 31, 2004 the General Partner advanced the Partnership approximately $1,342,000 to cover expenses related to operations at Cedar Rim, Lamplighter Park, Tamarac Village, Hidden Cove by the Lake, and Sienna Bay Apartments. Interest was charged at prime plus 2% (9.25% at December 31, 2005). Interest expense on outstanding advance balances was approximately $123,000 and $47,000 for the years ended December 31, 2005 and 2004, respectively. The Partnership repaid the outstanding advance balance of approximately $3,831,000 plus accrued interest of approximately $171,000 during the year ended December 31, 2005 from the proceeds of the refinancing of Williamsburg Manor, Sienna Bay and Park Capitol Apartments (see “Note C”). No such repayments were made during the year ended December 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $168,000 and $154,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 236,674.6 the Units in the Partnership representing 61.79% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

Mortgage notes payable at December 31, 2005 consist of the following:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2005	Interest	Rate	Date	Maturity
Property	(in thousands)				(in thousands)

Cedar Rim	$ 4,447	$ 40	7.49%	08/01/21	$ --
Hidden Cove	2,536	22	6.81%	10/01/21	--
Lamplighter Park	7,094	64	7.48%	07/01/21	--
Park Capitol	4,922	27	5.02%	09/01/15	4,030
Tamarac Village	18,614	169	7.45%	07/01/21	--
Williamsburg Manor	5,181	28	5.04%	09/10/12	4,579
Sienna Bay (formerly
known as Sandpiper
I & II)	11,000	47	5.10%	09/10/12	10,115
	$53,794	$397			$18,724

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan which is included in interest expense. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were not met at December 31, 2005. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 31, 2005, the Partnership obtained an additional mortgage in the principal amount of $7,050,000 on its investment property, Sienna Bay Apartments.  The additional mortgage loan agreement requires monthly payments of interest only beginning on October 10, 2005 until September 10, 2007, with the interest rate being 5.10%.  From October 10, 2007 through September 10, 2012, the Loan Agreement requires monthly payments of principal and interest with a fixed interest rate of 5.10%.  The existing mortgage note of $3,950,000 was assigned by the existing lender to the holder of the additional mortgage note. The terms of the existing mortgage note were modified to match the terms for the additional mortgage note, and the two loans were then combined into one mortgage note for $11,000,000. The mortgage matures on September 10, 2012 at which time the unpaid principal amount of approximately $10,115,000 and any interest accrued but remaining unpaid becomes due. Total capitalized loan costs were approximately $122,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 due to the write off of unamortized loan costs on the prior loan which is included in interest expense. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the mortgage encumbering Park Capitol Apartments.  The refinancing replaced the existing mortgage of approximately $2,725,000 with a new mortgage of approximately $4,940,000. The new mortgage requires monthly payments of principal and interest beginning on October 1, 2005 until the loan matures September 1, 2015 with a balloon payment of approximately $4,030,000 due at maturity. The new loan has a fixed interest rate of 5.02%. Total capitalized loan costs were approximately $94,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs on the prior loan which is included in interest expense. The Partnership may prepay the mortgage without penalty within 90 days of the maturity date. However, if the Partnership prepays the mortgage loan prior to June 2, 2015, a prepayment penalty (as defined in the loan agreement) will apply.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, LP, an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayments penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 1,306
2007	1,441
2008	1,667
2009	1,787
2010	1,915
Thereafter	45,678
$53,794

Note D - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Cedar Rim	$ 4,447	$ 778	$ 4,322	$ 1,003
Hidden Cove	2,536	184	4,416	2,062
Lamplighter Park	7,094	2,458	5,167	2,645
Park Capitol	4,922	280	2,100	1,851
Tamarac Village	18,614	2,464	10,536	6,492
Williamsburg Manor	5,181	1,281	5,124	1,720
Sienna Bay (formerly
known as Sandpiper I
and II)	11,000	1,463	5,851	4,328
Totals	$53,794	$ 8,908	$37,516	$20,101

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life-Years
				(in thousands)

Cedar Rim	$ 618	$ 5,485	$ 6,103	$ 3,852	1980	04/12/91	3-30
Hidden Cove	184	6,478	6,662	4,846	1972	03/23/90	3-30
Lamplighter Park	2,351	7,919	10,270	4,625	1968	04/12/91	3-30
Park Capitol	280	3,951	4,231	2,863	1974	04/13/90	5-30
Tamarac Village	2,464	17,028	19,492	10,570	1978	06/10/92	5-30
Williamsburg Manor	1,281	6,844	8,125	3,697	1970	11/30/94	5-30
Sienna Bay (formerly
known as Sandpiper	1,463	10,179	11,642	4,480	1976/1985	11/30/94	5-30
I & II)	$ 8,641	$57,884	$66,525	$34,933

Reconciliation of "Investment Properties and Accumulated Depreciation":

	For the Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties:
Balance at beginning of year	$61,964	$60,199
Additions	4,561	1,765
Balance at end of year	$66,525	$61,964

Accumulated Depreciation:
Balance at beginning of year	$31,649	$28,570
Additions charged to expense	3,284	3,079
Balance at end of year	$34,933	$31,649

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $68,746,000 and $64,220,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $29,135,000 and $25,920,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2005	2004

Net loss as reported	$ (2,356)	$(2,230)
Add (deduct):
Fixed asset write-offs and casualty gain	--	(115)
Depreciation differences	69	381
Change in prepaid rental income	(64)	22
Other	(83)	(16)

Federal taxable loss	$ (2,434)	$(1,958)
Federal taxable loss per limited
partnership unit	$ (6.29)	$ (5.06)

The following is a reconciliation at December 31, 2005, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(18,021)
Land and buildings	2,221
Accumulated depreciation	5,798
Syndication fees	11,298
Other	81
Net assets - Federal tax basis	$ 1,377

Note F – Casualty Event

In October 2001, a fire occurred at Lamplighter Park Apartments which caused damage to thirty units of the complex. During the year ended December 31, 2004, additional insurance proceeds of approximately $92,000 were received.  The damaged assets were written off in 2002 and 2003, therefore an additional casualty gain of approximately $92,000 was recognized during the year ended December 31, 2004.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal  (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors and Executive Officers of the Registrant

Consolidated Capital Institutional Properties/3 (the “Partnership” or the “Registrant”) has no directors or officers. ConCap Equities, Inc. (“CEI” or the “General Partner”) manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and officers of the General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2005, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the Partnership:

Name and address	Number of Units	Percent of Total
AIMCO IPLP, L.P.	44,867.7	11.71%
(an affiliate of AIMCO)
Madison River Properties, LLC	46,747.4	12.21%
(an affiliate of AIMCO)
Cooper River Properties, LLC	28,039.3	7.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	117,020.2	30.55%
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

Beneficial Owners of CEI

As of December 31, 2005, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $616,000 and $576,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $708,000 and $572,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $237,000 and $102,000, respectively.

During the year ended December 31, 2005, the General Partner advanced the Partnership approximately $2,207,000 to cover expenses related to operations and capital improvements at Tamarac Village, Cedar Rim, Lamplighter Park and Sienna Bay Apartments. During the year ended December 31, 2004 the General Partner advanced the Partnership approximately $1,342,000 to cover expenses related to operations at Cedar Rim, Lamplighter Park, Tamarac Village, Hidden Cove by the Lake, and Sienna Bay Apartments. Interest was charged at prime plus 2% (9.25% at December 31, 2005). Interest expense on outstanding advance balances was approximately $123,000 and $47,000 for the years ended December 31, 2005 and 2004, respectively. The Partnership repaid the outstanding advance balance of approximately $3,831,000 plus accrued interest of approximately $171,000 during the year ended December 31, 2005 from the proceeds of the refinancing of Williamsburg Manor, Sienna Bay and Park Capitol Apartments (see “Note C” included in “Item 7. Financial Statements”). No such repayments were made during the year ended December 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $168,000 and $154,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 236,674.60 the Units in the Partnership representing 61.79% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.79% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See attached Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $63,000 and $66,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $21,000 and $20,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
Stephen B. Waters

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

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

10.52

Deed of Trust, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between AIMCO Williamsburg Manor, LLC, a Delaware limited liability company and New York Life Insurance Company filed as Exhibit 10.52 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.53

Promissory Note dated August 31, 2005 between AIMCO Williamsburg Manor, LLC, a Delaware limited liability company and New York Life Insurance Company filed as Exhibit 10.53 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.54

Guaranty dated August 31, 2005 between AIMCO Properties, L.P., for the benefit of New York Life Insurance Company filed as Exhibit 10.54 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.55

Additional Mortgage Note dated August 31, 2005 between AIMCO Sandpiper, LLC, a Delaware limited liability company and New York Life Insurance Company filed as Exhibit 10.55 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.56

Modification, Reinstatement and Consolidation of Notes dated August 31, 2005 between AIMCO Sandpiper, LLC, a Delaware limited liability company and New York Life Insurance Company filed as Exhibit 10.56 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.57

Mortgage, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between AIMCO Sandpiper, LLC, a Delaware limited liability company and New York Life Insurance Company filed as Exhibit 10.57 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.58

Guaranty dated August 31, 2005 between AIMCO Properties, L.P. for the benefit of New York Life Insurance Company filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.59

Deed of Trust, Security Agreement and Fixture Filing dated August 30, 2005 between Consolidated Capital Institutional Properties/3, a California limited partnership and Transamerica Occidental Life Insurance Company, related to Park Capitol Apartments (incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.)

10.60

Secured Promissory Note dated August 30, 2005 between Consolidated Capital Institutional Properties/3, a California limited partnership and Transamerica Occidental Life Insurance Company, related to Park Capitol Apartments (incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005).

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

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.