Form 10QSB
period 2006-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2006-05-15
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 2,586
Receivables and deposits		533
Restricted escrow		500
Other assets		1,517
Investment properties:
Land	$ 8,641
Buildings and related personal property	58,677
	67,318
Less accumulated depreciation	(35,819)	31,499
		$ 36,635
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 412
Tenant security deposit liabilities		305
Accrued property taxes		342
Other liabilities		597
Mortgage notes payable		53,476

Partners' Deficit
General partner	$ (1,027)
Limited partners (383,029 units outstanding)	(17,470)	(18,497)
		$ 36,635

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 2,884	$ 2,652
Other income	398	337
Total revenues	3,282	2,989

Expenses:
Operating	1,624	1,472
General and administrative	130	145
Depreciation	886	783
Interest	864	888
Property taxes	254	217
Total expenses	3,758	3,505

Net loss	$ (476)	$ (516)

Net loss allocated to general partner (1%)	(5)	(5)
Net loss allocated to limited partners (99%)	(471)	(511)
	$ (476)	$ (516)

Net loss per limited partnership unit	$ (1.23)	$ (1.33)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2005	383,029	$(1,022)	$(16,999)	$(18,021)

Net loss for the three months
ended March 31, 2006	--	(5)	(471)	(476)

Partners' deficit at
March 31, 2006	383,029	$(1,027)	$(17,470)	$(18,497)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (476)	$ (516)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	886	783
Amortization of loan costs	27	28
Change in accounts:
Receivables and deposits	41	(31)
Other assets	(214)	(100)
Accounts payable	62	42
Tenant security deposit liabilities	12	(4)
Accrued property taxes	148	104
Due to affiliates	--	97
Other liabilities	22	(136)
Net cash provided by operating activities	508	267

Cash flows from investing activities:
Property improvements and replacements	(750)	(343)
Net withdrawal from restricted escrows	--	49
Net cash used in investing activities	(750)	(294)

Cash flows from financing activities:
Payments on mortgage notes payable	(318)	(261)
Advances from affiliates	--	196
Payment on advances from affiliates	--	(81)
Net cash used in financing activities	(318)	(146)

Net decrease in cash and cash equivalents	(560)	(173)
Cash and cash equivalents at beginning of period	3,146	490

Cash and cash equivalents at end of period	$ 2,586	$ 317

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 872	$ 904
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 157	$ 155

Included in property improvements and replacements for the three months ended March 31, 2006 and 2005 are approximately $114,000 and $54,000 of improvements, respectively which were included in accounts payable at December 31, 2005 and 2004.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Certain reclassifications have been made to the 2005 information to conform to the 2006 presentation.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $160,000 and $149,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $120,000 and $148,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $31,000 and $30,000, respectively.

During the three months ended March 31, 2005, the General Partner advanced the Partnership approximately $196,000 to cover expenses related to operations and capital improvements at Tamarac Village Apartments. Interest was charged at prime plus 2%. Interest expense on outstanding advance balances was approximately $32,000 for the three months ended March 31, 2005. The Partnership repaid approximately $81,000 of the  outstanding advance balances plus accrued interest of approximately $69,000 during the three months ended March 31, 2005. No such advances were made during the three months ended March 31, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2006,  the Partnership was charged by AIMCO and its affiliates approximately $226,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as  other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $168,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Casualty Events

During February 2006, one of the Partnership’s investment properties, Tamarac Village Apartments, incurred damage from a pipe break of approximately $157,000. The General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

During September 2005, one of the Partnership’s investment properties, Lamplighter Park Apartments, incurred damage from a roof leak of approximately $149,000.  The General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Cedar Rim Apartments	97%	98%
New Castle, Washington
Hidden Cove by the Lake Apartments (1)	92%	79%
Belleville, Michigan
Lamplighter Park Apartments (2)	96%	91%
Bellevue, Washington
Park Capitol Apartments	99%	97%
Salt Lake City, Utah
Sienna Bay Apartments (3)	85%	93%
St. Petersburg, Florida
Tamarac Village Apartments (1)	98%	81%
Denver, Colorado
Williamsburg Manor Apartments (4)	77%	90%
Cary, North Carolina

(1)

The General Partner attributes the increase in occupancy at Hidden Cove by the Lake and Tamarac Village Apartments to increased marketing efforts.

(2)

The General Partner attributes the increase in occupancy at Lamplighter Park Apartments to improved market conditions.

(3)

The General Partner attributes the decrease at Sienna Bay Apartments to redevelopment at the property.

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

Results of Operations

The Partnership realized a net loss of approximately $476,000 for the three months ended March 31, 2006 compared to a net loss of approximately $516,000 for the three months ended March 31, 2005. The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the three months ended March 31, 2006 due to increases in rental and other income. Rental income increased due to increases in occupancy at Tamarac Village, Hidden Cove by the Lake and Lamplighter Apartments, increases in the average rental rates at Cedar Rim, Lamplighter Park, Park Capitol, Tamarac Village, Sienna Bay and Williamsburg Manor Apartments, partially offset by decreases in occupancy at Williamsburg Manor and Sienna Bay Apartments, a decrease in average rental rate at Hidden Cove by the Lake Apartments and an increase in bad debt at Sienna Bay and Cedar Rim Apartments. Other income increased primarily due to an increase in tenant utility reimbursements at Williamsburg Manor Apartments and an increase in interest income.

Total expenses increased for the three months ended March 31, 2006 due to increases in operating, depreciation, and property tax expenses partially offset by a decrease in interest and general and administrative expenses. Operating expenses increased due to increases in property, maintenance and insurance expenses. Property expense increased due to increases in utilities at Sienna Bay, Tamarac Village and Williamsburg Manor Apartments, partially offset by a decrease in salaries and related benefits at Tamarac Village Apartments. Maintenance expense increased primarily due to increases in contract services at Hidden Cove by the Lake, Tamarac Village and Williamsburg Manor Apartments and an increase in snow removal costs at Park Capitol Apartments, partially offset by a decrease in contract services at Sienna Bay Apartments. Insurance expense increased primarily due to increases in insurance premiums at Tamarac Village and Sienna Bay Apartments. Depreciation expense increased primarily due to property improvements and replacements put into service at each of the Partnership’s properties over the past twelve months. Property tax expense increased primarily due to an increase in the assessed value of Sienna Bay Apartments, an increase in the tax rate at Hidden Cove by the Lake Apartments and a reduction to the refund for 2004 property taxes previously recognized at Lamplighter Park Apartments due to the taxing authority overturning previous settlement.

Interest expense for the three months ended March 31, 2006 decreased as a result of a reduction in interest on advances to affiliates of the General Partner, an increase in capitalized interest at Sienna Bay Apartments related to the redevelopment project in place, principal payments on the mortgages encumbering the four investment properties which did not refinance their mortgages or add additional mortgage debt during 2005 which lowered the carrying balance of the mortgages, a decrease in interest expense at Williamsburg Manor Apartments as a result of its 2005 refinance at a lower interest rate, partially offset by an increase in interest expense related to Sienna Bay and Park Capitol Apartments as a result of 2005 debt activity.

General and administrative expenses decreased primarily due to decreases in the costs of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During February 2006, one of the Partnership’s investment properties, Tamarac Village Apartments, incurred damage from a pipe break of approximately $157,000. The General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

During September 2005, one of the Partnership’s investment properties, Lamplighter Park Apartments, incurred damage from a roof leak of approximately $149,000.  The General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

Liquidity and Capital Resources

At March 31, 2006 the Partnership had cash and cash equivalents of approximately $2,586,000 compared to approximately $317,000 at March 31, 2005. Cash and cash equivalents decreased approximately $560,000 since December 31, 2005 due to approximately $750,000 and $318,000 of cash used in investing and financing activities, respectively, partially offset by approximately $508,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $83,000 of capital improvements at the property consisting primarily of floor covering, appliance, and wood replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $43,000 of capital improvements at the property consisting primarily of floor covering and roof replacements. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $193,000 of capital improvements at the property consisting primarily of repair of damages related to a roof leak,  floor covering,  heating and air conditioning and appliance upgrades and structural improvements. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen upgrades and other interior and exterior improvements that was in place at Lamplighter Park Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner anticipates the phased redevelopment to start again later in 2006 and be completed in the second quarter of 2007, however, this timing is subject to change. The previous estimated budget for the phased redevelopment project was approximately $2,553,000, of which approximately $328,000 was spent during 2005. There were no expenditures for the phased redevelopment project for the three months ended March 31, 2006.  The revised budget and funding for the phased redevelopment will be determined at a later date in 2006. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $32,000 of capital improvements at the property consisting primarily of floor covering replacements, lock and key replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $251,000 of capital improvements at the property consisting primarily of floor covering, air conditioning unit, appliance and door replacements, water heater upgrades, swimming pool and plumbing upgrades. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen and other interior upgrades and exterior painting and wood repairs that was in place at Tamarac Village Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner anticipates the phased redevelopment to start again later in 2006 and be completed in the second quarter of 2007, however, this timing is subject to change.   The previous estimated budget for the phased redevelopment project was approximately $4,350,000, of which approximately $276,000 was spent during 2005.  Approximately $3,000 was spent for the phased redevelopment project for the three months ended March 31, 2006.  The revised budget and funding for the phased redevelopment will be determined at a later date in 2006. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $36,000 of capital improvements at the property consisting primarily of floor covering replacements and heating and air conditioning upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $99,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $32,000, real estate taxes of approximately $7,000 and other construction period costs of approximately $2,000. Approximately 21 units were in redevelopment and not in service at March 31, 2006. Additional capital improvements of approximately $56,000 consisted primarily of floor covering replacements, kitchen and bath resurfacing, and golf carts. These improvements were funded from operating cash flow. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed during 2006 at a total cost of approximately $5,253,000. Approximately $1,468,000 was spent as part of this project during the year ended December 31, 2005. The project is being funded by the property’s operating cash flow, replacement reserves, advances from an affiliate of the General Partner and 2005 refinance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $3,686,000 for property redevelopment during 2006. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan, which were included in interest expense for the year ended December 31, 2005. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were not met at March 31, 2006. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 31, 2005, the Partnership obtained an additional mortgage in the principal amount of $7,050,000 on its investment property, Sienna Bay Apartments.  The additional mortgage loan agreement requires monthly payments of interest only beginning on October 10, 2005 until September 10, 2007, with the interest rate being 5.10%.  From October 10, 2007 through September 10, 2012, the Loan Agreement requires monthly payments of principal and interest with a fixed interest rate of 5.10%.  The existing mortgage note of $3,950,000 was assigned by the existing lender to the holder of the additional mortgage note. The terms of the existing mortgage note were modified to match the terms for the additional mortgage note, and the two loans were then combined into one mortgage note for $11,000,000. The mortgage matures on September 10, 2012 at which time the unpaid principal amount of approximately $10,115,000 and any interest accrued but remaining unpaid becomes due. Total capitalized loan costs were approximately $122,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 due to the write off of unamortized loan costs on the prior loan which was included in interest expense for the year ended December 31, 2005. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, LP, an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the mortgage encumbering Park Capitol Apartments. The refinancing replaced the existing mortgage of approximately $2,725,000 with a new mortgage of approximately $4,940,000. The new mortgage requires monthly payments of principal and interest beginning on October 1, 2005 until the loan matures September 1, 2015 with a balloon payment of approximately $4,030,000 due at maturity. The new loan has a fixed interest rate of 5.02%. Total capitalized loan costs were approximately $94,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs on the prior loan which was included in interest expense for the year ended December 31, 2005. The Partnership may prepay the mortgage without penalty within 90 days of the maturity date. However, if the Partnership prepays the mortgage loan prior to June 2, 2015, a prepayment penalty (as defined in the loan agreement) will apply.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

In accordance with the Partnership Agreement, the General Partner evaluated the cash requirements of the Partnership and determined the net proceeds from the above transactions were to be reserved for repayment of affiliate loans, Partnership reserves and advances for redevelopment costs at Lamplighter Park, Tamarac Village and Sienna Bay Apartments.

Except as discussed above, the Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $53,476,000 has maturity dates ranging from September 2012 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $32,409,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sienna Bay and Park Capitol Apartments of approximately $21,067,000 requires monthly payments until the loans mature between September 2012 and September 2015 and have balloon payments totaling approximately $18,724,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the redevelopment projects at Sienna Bay, Tamarac Village and Lamplighter Park Apartments, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,436.5 limited partnership units (the "Units") in the Partnership representing 61.99% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 61.99% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Date: May 12, 2006

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.