Form 10QSB
period 2006-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2006-08-14
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 1,238
Receivables and deposits		536
Restricted escrows		500
Other assets		1,452
Investment properties:
Land	$ 8,641
Buildings and related personal property	60,425
	69,066
Less accumulated depreciation	(36,606)	32,460
		$ 36,186
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 738
Tenant security deposit liabilities		328
Accrued property taxes		382
Other liabilities		616
Mortgage notes payable		53,153

Partners' Deficit
General partner	$ (1,032)
Limited partners (383,029 units outstanding)	(17,999)	(19,031)
		$ 36,186

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 2,988	$ 2,660	$ 5,872	$ 5,312
Other income	441	355	839	692
Casualty gain (Note C)	151	--	151	--
Total revenues	3,580	3,015	6,862	6,004

Expenses:
Operating	1,996	1,561	3,620	3,033
General and administrative	115	148	245	293
Depreciation	912	801	1,798	1,584
Interest	858	879	1,722	1,767
Property taxes	233	225	487	442
Total expenses	4,114	3,614	7,872	7,119

Net loss	$ (534)	$ (599)	$(1,010)	$(1,115)

Net loss allocated to general partner
(1%)	$ (5)	$ (6)	$ (10)	$ (11)
Net loss allocated to limited partners
(99%)	(529)	(593)	(1,000)	(1,104)

	$ (534)	$ (599)	$(1,010)	$(1,115)

Net loss per limited partnership unit	$ (1.38)	$ (1.55)	$ (2.61)	$ (2.88)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2005	383,029	$(1,022)	$(16,999)	$(18,021)

Net loss for the six months
ended June 30, 2006	--	(10)	(1,000)	(1,010)

Partners' deficit at
June 30, 2006	383,029	$(1,032)	$(17,999)	$(19,031)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,010)	$(1,115)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,798	1,584
Casualty gain	(151)	--
Amortization of loan costs	54	56
Change in accounts:
Receivables and deposits	38	(71)
Other assets	(176)	(63)
Accounts payable	288	63
Tenant security deposit liabilities	35	5
Accrued property taxes	188	117
Due to affiliates	--	271
Other liabilities	41	(114)
Net cash provided by operating activities	1,105	733

Cash flows from investing activities:
Property improvements and replacements	(2,584)	(1,158)
Net withdrawals from restricted escrows	--	51
Insurance proceeds received	212	--
Net cash used in investing activities	(2,372)	(1,107)

Cash flows from financing activities:
Payments on mortgage notes payable	(641)	(527)
Advances from affiliates	--	932
Repayment of advances from affiliates	--	(81)
Net cash (used in) provided by financing activities	(641)	324

Net decrease in cash and cash equivalents	(1,908)	(50)

Cash and cash equivalents at beginning of period	3,146	490

Cash and cash equivalents at end of period	$ 1,238	$ 440

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,729	$ 1,707

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 257	$ 519

Included in property improvements and replacements for the six months ended June 30, 2006 and 2005 are approximately $114,000 and $54,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $325,000 and $298,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $241,000 and $299,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $76,000 and $64,000, respectively.

During the six months ended June 30, 2005, the General Partner advanced the Partnership approximately $932,000 to cover expenses related to operations and capital improvements at Tamarac Village, Cedar Rim, Lamplighter Park, and Siena Bay Apartments. Interest was charged at prime plus 2%. Interest expense on outstanding advance balances was approximately $72,000 for the six months ended June 30, 2005. The Partnership repaid approximately $81,000 of the outstanding advance balances plus accrued interest of approximately $69,000 during the six months ended June 30, 2005. No such advances were made during the six months ended June 30, 2006.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2006,  the Partnership was charged by AIMCO and its affiliates approximately $285,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as  other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $168,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Casualty Events

During February 2006, one of the Partnership’s properties, Tamarac Village Apartments, incurred damage from a pipe break. During the three and six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $73,000 and wrote off undepreciated assets of approximately $23,000 resulting in a casualty gain of approximately $50,000.

During September 2005, one of the Partnership’s properties, Lamplighter Park Apartments, incurred damage from a roof leak. During the three and six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $139,000 and wrote off undepreciated assets of approximately $38,000 resulting in a casualty gain of approximately $101,000. In addition, the Partnership received approximately $14,000 for lost rents associated with the casualty event.

Note D – Redevelopment

One of the Partnership’s investment properties, Sienna Bay Apartments, is currently under redevelopment.  Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed in January 2007 at a total estimated cost of approximately $7,160,000 of which approximately $1,468,000 was completed during 2005 and an additional $1,137,000 was completed during the six months ended June 30, 2006.  Included in these construction costs are capitalized interest costs of approximately $38,000 and $55,000, capitalized tax and insurance expenses of approximately $8,000 and $13,000, and other construction period operating costs of approximately $6,000 and $4,000 for the year ended December 31, 2005 and the six months ended June 30, 2006, respectively. The Partnership currently expects to spend approximately $3,905,000 for property redevelopment during the remainder of 2006.  The project is being funded from 2005 refinance proceeds and it is expected that the redevelopment will continued to be funded by refinance proceeds and advances from an affiliate of the General Partner.

Note E – Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General artner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.  Plaintiffs took an appeal from this order.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Cedar Rim Apartments	97%	96%
New Castle, Washington
Hidden Cove by the Lake Apartments (1)	89%	80%
Belleville, Michigan
Lamplighter Park Apartments (2)	97%	93%
Bellevue, Washington
Park Capitol Apartments	98%	96%
Salt Lake City, Utah
Sienna Bay Apartments (3)	89%	94%
St. Petersburg, Florida
Tamarac Village Apartments (1)	96%	80%
Denver, Colorado
Williamsburg Manor Apartments (4)	82%	88%
Cary, North Carolina

(1)

The General Partner attributes the increase in occupancy at Hidden Cove by the Lake and Tamarac Village Apartments to increased marketing efforts.

(2)

The General Partner attributes the increase in occupancy at Lamplighter Park Apartments to improved market conditions.

(3)

The General Partner attributes the decrease in occupancy at Sienna Bay Apartments to redevelopment at the property.

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

Results of Operations

The Partnership realized a net loss for the three and six months ended June 30, 2006 of approximately $534,000 and $1,010,000, respectively, compared to a net loss of approximately $599,000 and $1,115,000 for the three and six months ended June 30, 2005, respectively. The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for both the three and six months ended June 30, 2006 due to increases in rental and other income and casualty gains, as discussed below. Rental income increased for both the three and six months ended June 30, 2006 due to increases in occupancy at Tamarac Village, Hidden Cove by the Lake, Park Capitol, and Lamplighter Park Apartments, an increase in average rental rates at Sienna Bay, Park Capitol, Lamplighter Park, and Cedar Rim Apartments, and decreases in bad debt expense at Tamarac Village and Cedar Rim Apartments, partially offset by decreases in occupancy at Williamsburg Manor and Sienna Bay Apartments and increases in bad debt expense at Williamsburg Manor, Hidden Cove by the Lake, and Park Capitol Apartments. Other income increased for both the three and six months ended June 30, 2006 due to an increase in interest income and increases in tenant utility reimbursements at Williamsburg Manor and Hidden Cove by the Lake Apartments. Additionally, tenant utility reimbursements increased for the three months ended June 30, 2006 at Tamarac Village Apartments.

During February 2006, one of the Partnership’s properties, Tamarac Village Apartments, incurred damage from a pipe break. During the three and six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $73,000 and wrote off undepreciated assets of approximately $23,000 resulting in a casualty gain of approximately $50,000.

During September 2005, one of the Partnership’s properties, Lamplighter Park Apartments, incurred damage from a roof leak. During the three and six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $139,000 and wrote off undepreciated assets of approximately $38,000 resulting in a casualty gain of approximately $101,000. In addition, the Partnership received approximately $14,000 for lost rents associated with the casualty event.

Total expenses increased for the three and six months ended June 30, 2006 due to increases in operating and depreciation expenses, offset by a decrease in interest and general and administrative expense. Additionally, property tax expense increased for the six months ended June 30, 2006. Operating expense increased for the three months ended June 30, 2006 due to increases in property, administrative, and insurance expenses. Property expense increased primarily due to increases in salaries and related benefits at Sienna Bay, Tamarac Village, and Park Capitol Apartments. Administrative expense increased due to the recording of a liability during the three months ended June 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Insurance expense increased for both periods primarily due to increases in hazard insurance premiums at Tamarac Village and Sienna Bay Apartments. Property expense increased for the six months ended June 30, 2006 due to increases in utilities at Tamarac Village Apartments and increases in salaries and related benefits and commissions and incentives at Sienna Bay, Tamarac Village, and Hidden Cove by the Lake Apartments. Depreciation expense increased for both the three and six months ended June 30, 2006 due to property improvements and replacements placed into service at each of the Partnership’s properties over the past twelve months. Interest expense for the three and six months ended June 30, 2006 decreased as a result of a reduction in interest on advances to affiliates of the General Partner, an increase in capitalized interest at Sienna Bay Apartments related to the redevelopment project in place, principal payments on the mortgages encumbering the four investment properties which did not refinance their mortgages or add additional mortgage debt during 2005 which lowered the carrying balance of the mortgages, a decrease in interest expense at Williamsburg Manor Apartments as a result of its 2005 refinance at a lower interest rate, partially offset by an increase in interest expense related to Sienna Bay and Park Capitol Apartments as a result of 2005 debt activity. Property tax expense increased for the six months ended June 30, 2006 due to an increase in the assessed value at Sienna Bay Apartments and an increase in the property tax rate at Hidden Cove by the Lake Apartments.

General and administrative expenses decreased for both the three and six month periods ended June 30, 2006 primarily due to a decrease in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both the three and six months June 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006 the Partnership had cash and cash equivalents of approximately $1,238,000 compared to approximately $440,000 at June 30, 2005. Cash and cash equivalents decreased approximately $1,908,000 since December 31, 2005 due to approximately $2,372,000 and $641,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,105,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $236,000 of capital improvements at the property consisting primarily of floor covering, appliance, and wood replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $97,000 of capital improvements at the property consisting primarily of floor covering, roof, and concrete replacements and parking area improvements. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $345,000 of capital improvements at the property consisting primarily of repair of damages related to a roof leak,  floor covering,  heating and air conditioning and appliance and water heater upgrades, structural improvements and painting. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen upgrades and other interior and exterior improvements that was in place at Lamplighter Park Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner anticipates the phased redevelopment to start again later in 2006 and be completed in the second quarter of 2007, however, this timing is subject to change. The previous estimated budget for the phased redevelopment project was approximately $2,553,000, of which approximately $328,000 was spent during 2005. There were no expenditures for the phased redevelopment project for the six months ended June 30, 2006.  The revised budget and funding for the phased redevelopment will be determined at a later date in 2006. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $123,000 of capital improvements at the property consisting primarily of floor covering replacements, lock and key replacements, fire safety upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $586,000 of capital improvements at the property consisting primarily of floor covering, air conditioning unit, appliance and door replacements, water heater upgrades, swimming pool and plumbing upgrades. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen and other interior upgrades and exterior painting and wood repairs that was in place at Tamarac Village Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner anticipates the phased redevelopment to start again later in 2006 and be completed in the second quarter of 2007, however, this timing is subject to change.   The previous estimated budget for the phased redevelopment project was approximately $4,350,000, of which approximately $276,000 was spent during 2005.  Approximately $3,000 was spent for the phased redevelopment project for the six months ended June 30, 2006.  The revised budget and funding for the phased redevelopment will be determined at a later date in 2006. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $62,000 of capital improvements at the property consisting primarily of floor covering replacements and heating and air conditioning upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $1,137,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $55,000, real estate taxes of approximately $13,000 and other construction period costs of approximately $4,000. Approximately 14 units were in redevelopment and not in service at June 30, 2006. Additional capital improvements of approximately $141,000 consisted primarily of floor covering replacements, kitchen and bath resurfacing, and golf carts. These improvements were funded from operating cash flow. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed in January 2007 at a total cost of approximately $7,160,000. Approximately $1,468,000 was spent as part of this project during the year ended December 31, 2005. The project is being funded by the property’s operating cash flow, replacement reserves, advances from an affiliate of the General Partner and 2005 refinance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $3,905,000 for property redevelopment during 2006. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan, which were included in interest expense for the year ended December 31, 2005. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were not met at June 30, 2006. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

Except as discussed above, the Partnership's assets are thought to be sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $53,153,000 has maturity dates ranging from September 2012 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $32,124,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sienna Bay and Park Capitol Apartments of approximately $21,029,000 requires monthly payments until the loans mature between September 2012 and September 2015 and have balloon payments totaling approximately $18,724,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment project in progress at Sienna Bay Apartments, and the expected redevelopment projects at Tamarac Village and Lamplighter Park Apartments later in 2006, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,629.30 limited partnership units (the "Units") in the Partnership representing 62.04% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.04% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 14, 2006

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

Date:  August 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.