Form 10QSB
period 2006-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2006-11-14
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 316
Receivables and deposits		567
Restricted escrows		520
Other assets		1,379
Investment properties:
Land	$ 8,641
Buildings and related personal property	62,523
	71,164
Less accumulated depreciation	(37,590)	33,574
		$ 36,356
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 702
Tenant security deposit liabilities		354
Accrued property taxes		578
Other liabilities		681
Mortgage notes payable (Note C)		52,823
Due to affiliates (Note B)		742

Partners' Deficit
General partner	$ (1,037)
Limited partners (383,029 units outstanding)	(18,487)	(19,524)
		$ 36,356

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 3,024	$ 2,786	$ 8,896	$ 8,098
Other income	405	371	1,244	1,063
Casualty gain (Note D)	20	--	171	--
Total revenues	3,449	3,157	10,311	9,161

Expenses:
Operating	1,731	1,771	5,351	4,804
General and administrative	130	145	375	438
Depreciation	984	832	2,782	2,416
Interest	869	919	2,591	2,686
Property taxes	228	218	715	660
Total expenses	3,942	3,885	11,814	11,004

Net loss	$ (493)	$ (728)	$(1,503)	$(1,843)

Net loss allocated to general
partner (1%)	$ (5)	$ (7)	$ (15)	$ (18)
Net loss allocated to limited
partners (99%)	(488)	(721)	(1,488)	(1,825)

	$ (493)	$ (728)	$(1,503)	$(1,843)

Net loss per limited partnership unit	$ (1.27)	$ (1.88)	$ (3.88)	$ (4.76)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2005	383,029	$(1,022)	$(16,999)	$(18,021)

Net loss for the nine months
ended September 30, 2006	--	(15)	(1,488)	(1,503)

Partners' deficit at
September 30, 2006	383,029	$(1,037)	$(18,487)	$(19,524)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,503)	$(1,843)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Casualty gain	(171)	--
Depreciation	2,782	2,416
Amortization of loan costs	81	82
Loss on early extinguishment of debt	--	12
Change in accounts:
Receivables and deposits	7	(238)
Other assets	(130)	(26)
Accounts payable	178	(7)
Tenant security deposit liabilities	61	24
Accrued property taxes	384	295
Due to affiliates	103	(750)
Other liabilities	106	(189)
Net cash provided by (used in) operating activities	1,898	(224)
Cash flows from investing activities:
Property improvements and replacements	(4,608)	(2,701)
Net deposits to restricted escrows	(20)	(337)
Insurance proceeds received	232	--
Net cash used in investing activities	(4,396)	(3,038)
Cash flows from financing activities:
Payment of mortgage notes payable	(971)	(804)
Repayment of mortgage notes payable	--	(6,875)
Proceeds from mortgage notes payable	--	17,190
Loan costs paid	--	(237)
Advances from affiliates	639	2,207
Repayment of advances from affiliates	--	(3,831)
Net cash (used in) provided by financing activities	(332)	7,650
Net (decrease) increase in cash and cash equivalents	(2,830)	4,388

Cash and cash equivalents at beginning of period	3,146	490

Cash and cash equivalents at end of period	$ 316	$ 4,878

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,589	$ 2,708

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 327	$ 609

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005 are approximately $114,000 and $54,000 of property improvements and replacements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $492,000 and $452,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $405,000 and $521,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $139,000 and $168,000, respectively. At September 30, 2006, approximately $102,000 of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates.

During the nine months ended September 30, 2006, the General Partner advanced the Partnership approximately $103,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $536,000 to cover redevelopment costs at Sienna Bay and property improvements at Park Capitol Apartments. During the nine months ended September 30, 2005 the General Partner advanced the Partnership approximately $2,207,000 to cover expenses related to operations and capital improvements at Tamarac Village, Cedar Rim, Lamplighter Park, and Sienna Bay Apartments. Interest is charged at prime plus 2% (10.25% at September 30, 2006). Interest expense on outstanding advance balances was approximately $1,000 and $123,000 for the nine months ended September 30, 2006 and 2005, respectively. Total advances and accrued interest of approximately $640,000 remain unpaid at September 30, 2006 and are included in due to affiliates. Subsequent to September 30, 2006, the General Partner advanced the Partnership approximately $133,000 to cover expenses related to operations at Tamarac Village, Williamsburg Manor and Park Capitol Apartments and approximately $334,000 to cover redevelopment costs at Sienna Bay and Cedar Rim and property improvements at Park Capitol Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2006 and 2005,  the Partnership was charged by AIMCO and its affiliates approximately $294,000 and $168,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note C – Refinancings of Mortgage Notes Payable

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan, which was included in interest expense for the nine months ended September 30, 2005. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were not met at September 30, 2006. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 31, 2005, the Partnership obtained an additional mortgage in the principal amount of $7,050,000 on its investment property, Sienna Bay Apartments. The additional mortgage loan agreement requires monthly payments of interest only beginning on October 10, 2005 until September 10, 2007, with the interest rate being 5.10%.  From October 10, 2007 through September 10, 2012, the Loan Agreement requires monthly payments of principal and interest with a fixed interest rate of 5.10%.  The existing mortgage note of $3,950,000 was assigned by the existing lender to the holder of the additional mortgage note. The terms of the existing mortgage note were modified to match the terms for the additional mortgage note, and the two loans were then combined into one mortgage note for $11,000,000. The mortgage matures on September 10, 2012 at which time the unpaid principal amount of approximately $10,115,000 and any interest accrued but remaining unpaid becomes due. Total capitalized loan costs were approximately $122,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 due to the write off of unamortized loan costs on the prior loan which was included in interest expense for the nine months ended September 30, 2005. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, LP, an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the mortgage encumbering Park Capitol Apartments. The refinancing replaced the existing mortgage of approximately $2,725,000 with a new mortgage of approximately $4,940,000. The new mortgage requires monthly payments of principal and interest beginning on October 1, 2005 until the loan matures September 1, 2015 with a balloon payment of approximately $4,030,000 due at maturity. The new loan has a fixed interest rate of 5.02%. Total capitalized loan costs were approximately $94,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs on the prior loan which was included in interest expense for the nine months ended September 30, 2005. The Partnership may prepay the mortgage without penalty within 90 days of the maturity date. However, if the Partnership prepays the mortgage loan prior to June 2, 2015, a prepayment penalty (as defined in the loan agreement) will apply.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

Note D – Casualty Events

During February 2006, one of the Partnership’s properties, Tamarac Village Apartments, incurred damage from a pipe break. During the three and nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $20,000 and $93,000, respectively, and wrote off undepreciated assets of approximately zero and $23,000, respectively, resulting in casualty gains of approximately $20,000 and $70,000, respectively.

During September 2005, one of the Partnership’s properties, Lamplighter Park Apartments, incurred damage from a roof leak. During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $139,000 and wrote off undepreciated assets of approximately $38,000 resulting in a casualty gain of approximately $101,000. In addition, the Partnership received approximately $14,000 for lost rents associated with the casualty event.

Note E – Redevelopment

Two of the Partnership’s investment properties, Sienna Bay and Cedar Rim Apartments, are currently under redevelopment.  Based on current redevelopment plans, the General Partner anticipates the Sienna Bay Apartments redevelopment to be completed in January 2007 at a total estimated cost of approximately $7,180,000 of which approximately $1,468,000 was completed during 2005 and an additional $2,308,000 was completed during the nine months ended September 30, 2006.  Included in these construction costs are capitalized interest costs of approximately $38,000 and $73,000, capitalized tax and insurance expenses of approximately $8,000 and $29,000, and other construction period operating costs of approximately $6,000 and $8,000 for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively. The Partnership currently expects to spend approximately $2,553,000 for property redevelopment during the remainder of 2006.  The project is being funded by Partnership reserves and advances from an affiliate of the General Partner.

Based upon current redevelopment plans, the General Partner anticipates the Cedar Rim Apartments redevelopment to be completed in August 2007 at a total estimated cost of approximately $6,570,000, of which approximately $238,000 was completed during the nine months ended September 30, 2006.  The Partnership currently expects to spend approximately $1,727,000 for property redevelopment during the remainder of 2006.  The project is being funded by Partnership reserves and advances from an affiliate of the General Partner.

Note F – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Cedar Rim Apartments	98%	97%
New Castle, Washington
Hidden Cove by the Lake Apartments (1)	88%	85%
Belleville, Michigan
Lamplighter Park Apartments (2)	98%	95%
Bellevue, Washington
Park Capitol Apartments	98%	97%
Salt Lake City, Utah
Sienna Bay Apartments (3)	88%	93%
St. Petersburg, Florida
Tamarac Village Apartments (1)	95%	84%
Denver, Colorado
Williamsburg Manor Apartments	87%	87%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $493,000 and $1,503,000, respectively, compared to net loss of approximately $728,000 and $1,843,000 for the three and nine months ended September 30, 2005, respectively. The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for both the three and nine months ended September 30, 2006 due to increases in rental and other income and casualty gains, as discussed below. Rental income increased for both the three and nine months ended September 30, 2006 due to increases in occupancy at Tamarac Village, Hidden Cove by the Lake, and Lamplighter Park Apartments, an increase in the average rental rate at Sienna Bay, Tamarac Village, Hidden Cove, Park Capitol, Lamplighter Park, and Cedar Rim Apartments, and decreases in bad debt expense at Tamarac Village and Cedar Rim Apartments, partially offset by a decrease in occupancy at Sienna Bay Apartments and increases in bad debt expense at Hidden Cove by the Lake, Sienna Bay, and Lamplighter Park Apartments. Other income increased for both the three and nine months ended September 30, 2006 due to an increase in interest income and increases in tenant utility reimbursements at Williamsburg Manor, Lamplighter Park, and Hidden Cove by the Lake Apartments and non-refundable administrative fees primarily at Lamplighter Park and Cedar Rim Apartments.

During February 2006, one of the Partnership’s properties, Tamarac Village Apartments, incurred damage from a pipe break. During the three and nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $20,000 and $93,000 and wrote off undepreciated assets of approximately zero and $23,000, respectively, resulting in a casualty gains of approximately $20,000 and $70,000, respectively.

During September 2005, one of the Partnership’s properties, Lamplighter Park Apartments, incurred damage from a roof leak. During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $139,000 and wrote off undepreciated assets of approximately $38,000 resulting in a casualty gain of approximately $101,000. In addition, the Partnership received approximately $14,000 for lost rents associated with the casualty event.

Total expenses increased for the three months ended September 30, 2006 due to an increase in depreciation expense, partially offset by decreases in operating, interest and general and administrative expenses. Total expenses increased for the nine months ended September 30, 2006 due to increases in operating, depreciation and property tax expenses, partially offset by decreases in interest and general and administrative expense.  Operating expense decreased for the three months ended September 30, 2006 due to decreases in maintenance and advertising expenses. Maintenance expense decreased due to decreases in contract services at Williamsburg Manor, Hidden Cove by the Lake, and Sienna Bay Apartments. Advertising expense decreased due to a decrease in periodicals at Williamsburg Manor and Park Capitol Apartments. Operating expense increased for the nine months ended September 30, 2006 due to increases in administrative, property and insurance expenses. Administrative expense increased due to the recording of a liability during the nine months ended September 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Insurance expense increased  primarily due to increases in hazard insurance premiums at Tamarac Village and Sienna Bay Apartments. Property expense increased for the nine months ended September 30, 2006 due to increases in utilities at Hidden Cove by the Lake and Sienna Bay Apartments and increases in salaries and related benefits and commissions and incentives at Sienna Bay and Hidden Cove by the Lake Apartments. Depreciation expense increased for both the three and nine months ended September 30, 2006 due to property improvements and replacements placed into service at each of the Partnership’s properties over the past twelve months. Interest expense for the three and nine months ended September 30, 2006 decreased as a result of a reduction in interest on advances to affiliates of the General Partner, an increase in capitalized interest at Sienna Bay Apartments related to the redevelopment project in place, principal payments on the mortgages encumbering the four investment properties which did not refinance their mortgages or add additional mortgage debt during 2005 which lowered the carrying balance of the mortgages, a decrease in interest expense at Williamsburg Manor Apartments as a result of its 2005 refinance at a lower interest rate, partially offset by an increase in interest expense related to Sienna Bay and Park Capitol Apartments as a result of 2005 debt activity. Property tax expense increased for the nine months ended September 30, 2006 due to an increase in the assessed value at Sienna Bay Apartments and an increase in the property tax rate at Hidden Cove by the Lake Apartments.

General and administrative expenses decreased for both the three and nine month periods ended September 30, 2006 primarily due to a decrease in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both the three and nine months ended September 30, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006 the Partnership had cash and cash equivalents of approximately $316,000 compared to approximately $4,878,000 at September 30, 2005. Cash and cash equivalents decreased approximately $2,830,000 since December 31, 2005 due to approximately $4,396,000 and $332,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,898,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $238,000 of capital improvements arising from the redevelopment of the property.  There were no down units at September 30, 2006.  Additional capital improvements of approximately $119,000 consisted primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow.   The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  Based upon current redevelopment plans, the General Partner anticipates the redevelopment to be completed in August 2007 at a total estimated cost of approximately $6,570,000. The project is being funded by Partnership reserves and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership currently expects to spend approximately $1,727,000 for property redevelopment during the remainder of 2006.  In addition, certain routine capital expenditures are anticipated  during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $126,000 of capital improvements at the property consisting primarily of floor covering, roof, and concrete replacements and parking area improvements. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $460,000 of capital improvements at the property consisting primarily of repair of damages related to a roof leak,  floor covering,  heating and air conditioning and appliance and water heater upgrades, structural improvements and painting. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen upgrades and other interior and exterior improvements that was in place at Lamplighter Park Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner anticipates the phased redevelopment to start again in 2007 and be completed in 2008, however, this timing is subject to change. The previous estimated budget for the phased redevelopment project was approximately $2,553,000, of which approximately $328,000 was spent during 2005. There were no expenditures for the phased redevelopment project for the nine months ended September 30, 2006.  The revised budget, funding and timing for the phased redevelopment will be determined at a later date in 2006. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $189,000 of capital improvements at the property consisting primarily of floor covering replacements, fire safety upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $759,000 of capital improvements at the property consisting primarily of floor covering, air conditioning unit, appliance and door replacements, water heater upgrades, swimming pool and plumbing upgrades. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen and other interior upgrades and exterior painting and wood repairs that was in place at Tamarac Village Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner anticipates the phased redevelopment to start again in 2007 and be completed in 2008, however, this timing is subject to change.   The previous estimated budget for the phased redevelopment project was approximately $4,350,000, of which approximately $276,000 was spent during 2005.  Approximately $3,000 was spent for the phased redevelopment project for the nine months ended September 30, 2006.  The revised budget, funding and timing for the phased redevelopment will be determined at a later date in 2006. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $407,000 of capital improvements at the property consisting primarily of window replacements, floor covering replacements and heating and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $2,308,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $73,000, real estate taxes of approximately $29,000 and other construction period costs of approximately $8,000. Approximately 14 units were in redevelopment and not in service at September 30, 2006. Additional capital improvements of approximately $219,000 consisted primarily of floor covering replacements, kitchen and bath resurfacing, and golf carts. These improvements were funded from Partnership reserves, advances from an affiliate of the General Partner and operating cash flow. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed in January 2007 at a total cost of approximately $7,180,000. Approximately $1,468,000 was spent as part of this project during the year ended December 31, 2005. The project is being funded by the property’s operating cash flow, replacement reserves, advances from an affiliate of the General Partner and 2005 refinance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $2,553,000 for property redevelopment during 2006. In addition, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan, which was included in interest expense for the nine months ended September 30, 2005. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were not met at September 30, 2006. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 31, 2005, the Partnership obtained an additional mortgage in the principal amount of $7,050,000 on its investment property, Sienna Bay Apartments. The additional mortgage loan agreement requires monthly payments of interest only beginning on October 10, 2005 until September 10, 2007, with the interest rate being 5.10%.  From October 10, 2007 through September 10, 2012, the Loan Agreement requires monthly payments of principal and interest with a fixed interest rate of 5.10%.  The existing mortgage note of $3,950,000 was assigned by the existing lender to the holder of the additional mortgage note. The terms of the existing mortgage note were modified to match the terms for the additional mortgage note, and the two loans were then combined into one mortgage note for $11,000,000. The mortgage matures on September 10, 2012 at which time the unpaid principal amount of approximately $10,115,000 and any interest accrued but remaining unpaid becomes due. Total capitalized loan costs were approximately $122,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $5,000 due to the write off of unamortized loan costs on the prior loan which was included in interest expense for the nine months ended September 30, 2005. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, LP, an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

On August 30, 2005, the Partnership refinanced the mortgage encumbering Park Capitol Apartments. The refinancing replaced the existing mortgage of approximately $2,725,000 with a new mortgage of approximately $4,940,000. The new mortgage requires monthly payments of principal and interest beginning on October 1, 2005 until the loan matures September 1, 2015 with a balloon payment of approximately $4,030,000 due at maturity. The new loan has a fixed interest rate of 5.02%. Total capitalized loan costs were approximately $94,000 and are included in other assets. The Partnership recorded a loss on early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs on the prior loan which was included in interest expense for the nine months ended September 30, 2005. The Partnership may prepay the mortgage without penalty within 90 days of the maturity date. However, if the Partnership prepays the mortgage loan prior to June 2, 2015, a prepayment penalty (as defined in the loan agreement) will apply.  As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

In accordance with the Partnership Agreement, the General Partner evaluated the cash requirements of the Partnership and determined the net proceeds from the above transactions were to be reserved for repayment of affiliate loans, Partnership reserves and advances for redevelopment costs at Lamplighter Park, Tamarac Village and Sienna Bay Apartments.

Except as discussed above, the Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $52,823,000 has maturity dates ranging from September 2012 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $31,832,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sienna Bay and Park Capitol Apartments of approximately $20,991,000 requires monthly payments until the loans mature between September 2012 and September 2015 and have balloon payments totaling approximately $18,724,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment projects in progress at Sienna Bay and Cedar Rim Apartments, and the expected redevelopment projects at Tamarac Village and Lamplighter Park Apartments later in 2006, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 237,908.40 limited partnership units (the "Units") in the Partnership representing 62.11% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.11% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 5.

Other Information

On October 13, 2006, the Second Amended and Restated Limited Partnership Agreement of the Partnership was amended to allow the Partnership to 1) either directly or indirectly through single-purpose wholly-owned subsidiaries, to acquire, own, improve, redevelop, manage, operate, lease, refinance, sell and exchange any investment property; 2) make payments to the General Partner and its affiliates for property management services and other services provided to the Partnership; 3) engage the General Partner and its affiliates to provide services to Partnership on third-party market terms in connection with any redevelopment of the Partnership properties; and 4) obtain financing from the General Partner and its affiliates on third-party market terms in order to cover operating deficits or other contingencies relating to the Partnership  or the redevelopment costs of properties owned directly or indirectly by the Partnership.  The amendment to the Partnership Agreement is included as Exhibit 3.2 to this report.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, is incorporated herein by reference).

3.2

Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Consolidated Capital Institutional Properties/3 dated October 13, 2006.

10.48

Multifamily Note dated June 27, 2001, by and between Consolidated Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation, related to Tamarac Village Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.)

10.49

Multifamily Note dated June 29, 2001, by and between Consolidated Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation, related to Lamplighter Park Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.)

10.50

Multifamily Note dated July 23, 2001, by and between Consolidated Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation, related to Cedar Rim Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.)

10.51

Multifamily Note dated September 19, 2001, by and between Consolidated Capital Institutional Properties/3, a California limited partnership, and GMAC Commercial Mortgage Corporation, related to Hidden Cove Apartments. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001.)

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

10.59

Deed of Trust, Security Agreement and Fixture Filing dated August 30, 2005 between Consolidated Capital Institutional Properties/3, a California limited partnership and Transamerica Occidental Life Insurance Company, related to Park Capitol Apartments (incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.)

10.60

Secured Promissory Note dated August 30, 2005 between Consolidated Capital Institutional Properties/3, a California limited partnership and Transamerica Occidental Life Insurance Company, related to Park Capitol Apartments (incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005).

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.