Form 10KSB
period 2006-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2007-03-19
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark one)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $13,691,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC.  In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships.  The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990.  As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. As of December 31, 2006, AIMCO IPLP, L.P. an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 2006, the Partnership owned seven apartment complexes located in Florida, North Carolina, Washington, Michigan, Utah and Colorado.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Acquisition	Type of Ownership	Use

Cedar Rim	4/12/91	Fee ownership subject to	Apartment
New Castle, Washington		first mortgage.	104 units

Hidden Cove by the Lake	3/23/90	Fee ownership subject to	Apartment
Belleville, Michigan		first mortgage.	120 units

Lamplighter Park	4/12/91	Fee ownership subject to	Apartment
Bellevue, Washington		first mortgage.	174 units

Park Capitol	4/13/90	Fee ownership subject to	Apartment
Salt Lake City, Utah		first mortgage.	135 units

Tamarac Village	6/10/92	Fee ownership subject to	Apartment
I,II,III and IV		first mortgage.	564 units
Denver, Colorado

Williamsburg Manor	11/30/94	Fee ownership subject to	Apartment
Cary, North Carolina		first mortgage.	183 units

Sienna Bay	11/30/94	Fee ownership subject to	Apartment
St. Petersburg, Florida		first mortgage.	276 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Cedar Rim	$ 8,626	$ 4,185	3-30 yrs	S/L	$ 6,075
Hidden Cove	6,845	5,211	3-30 yrs	S/L	3,240
Lamplighter
Park	10,698	5,059	3-30 yrs	S/L	6,381
Park Capitol	4,502	3,110	5-30 yrs	S/L	2,118
Tamarac
Village	20,418	11,671	5-30 yrs	S/L	10,819
Williamsburg
Manor	8,581	4,107	5-30 yrs	S/L	4,989
Sienna Bay	15,621	5,288	5-30 yrs	S/L	10,649

	$75,291	$38,631			$44,271

See "Note A" of the Notes to Financial Statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Cedar Rim	$ 4,291	7.49%	240 mths	08/01/21	$ --
Hidden Cove	2,444	6.81%	240 mths	10/01/21	--
Lamplighter Park	6,844	7.48%	240 mths	07/01/21	--
Park Capitol	4,849	5.02%	360 mths	09/01/15	4,030
Tamarac Village	17,956	7.45%	240 mths	07/01/21	--
Williamsburg
Manor	5,104	5.04%	360 mths	09/10/12	4,579
Sienna Bay	11,000	5.10%	360 mths	09/10/12	10,115

	$52,488				$18,724

(1)

Fixed rate mortgages

(2)

See "Item 7. Financial Statements – Note C" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan which is included in interest expense. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were met during 2006 and the deposit was released by the lender. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property were as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy

Property	2006	2005	2006	2005

Cedar Rim	$10,676	$ 9,950	97%	97%
Hidden Cove	8,052	7,975	90%	88%
Lamplighter Park (1)	10,281	9,258	98%	95%
Park Capitol	8,278	7,893	98%	97%
Tamarac Village (2)	6,608	6,425	95%	88%
Williamsburg Manor (3)	8,453	8,538	89%	85%
Sienna Bay (4)	10,053	8,762	83%	91%

(1)

The General Partner attributes the increase in occupancy at Lamplighter Park Apartments to improved market conditions.

(2)

The General Partner attributes the increase in occupancy at Tamarac Village Apartments to property improvements.

(3)

The General Partner attributes the increase in occupancy at Williamsburg Manor Apartments to marketing efforts and improved customer service.

(4)

The General Partner attributes the decrease in occupancy at Sienna Bay Apartments to redevelopment at the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the Partnership's properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. With the exception of the two properties currently in redevelopment (as discussed in “Capital Improvements” below), the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

	2006	2006
	Taxes	Rates
	(in thousands)

Cedar Rim	$117	1.21%
Hidden Cove	85	4.87%
Lamplighter Park	104	0.81%
Park Capitol	54	1.40%
Tamarac Village	171	6.70%
Williamsburg Manor	101	1.09%
Sienna Bay	294	2.22%

Capital Improvements

Cedar Rim Apartments

During the year ended December 31, 2006, the Partnership completed approximately $2,406,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $20,000.  There were no down units at December 31, 2006.  Additional capital improvements of approximately $117,000 consisted primarily of appliance and floor covering replacements. These improvements were funded from advances from an affiliate of the General Partner and operating cash flow.   The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  Based upon current redevelopment plans, the General Partner anticipates the redevelopment to be completed in August 2007 at a total estimated cost of approximately $6,580,000. The project is being funded by Partnership reserves and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership currently expects to spend approximately $4,174,000 for property redevelopment during 2007.  In addition, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the year ended December 31, 2006, the Partnership completed approximately $183,000 of capital improvements at the property consisting primarily of floor covering, roof, and concrete replacements and parking area improvements. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the year ended December 31, 2006, the Partnership completed approximately $541,000 of capital improvements at the property consisting primarily of repair of damages related to a roof leak, floor covering, heating and air conditioning and appliance and water heater upgrades, structural improvements and painting. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen upgrades and other interior and exterior improvements that was in place at Lamplighter Park Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner does not anticipate recommencing the phased redevelopment. The previous estimated budget for the phased redevelopment project was approximately $2,553,000, of which approximately $328,000 was spent during 2005. There were no expenditures for the phased redevelopment project for the year ended December 31, 2006.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the year ended December 31, 2006, the Partnership completed approximately $271,000 of capital improvements at the property consisting primarily of floor covering replacements, fire safety upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the year ended December 31, 2006, the Partnership completed approximately $996,000 of capital improvements at the property consisting primarily of floor covering, air conditioning unit, appliance and door replacements, water heater upgrades, swimming pool and plumbing upgrades. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen and other interior upgrades and exterior painting and wood repairs that was in place at Tamarac Village Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner anticipates the phased redevelopment to start again in 2007 and be completed in 2008, however, this timing is subject to change.   The previous estimated budget for the phased redevelopment project was approximately $4,350,000, of which approximately $276,000 was spent during 2005.  Approximately $3,000 was spent for the phased redevelopment project for the year ended December 31, 2006.  The revised budget, funding and timing for the phased redevelopment will be determined at a later date in 2007. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the year ended December 31, 2006, the Partnership completed approximately $456,000 of capital improvements at the property consisting primarily of window replacements, floor covering replacements and heating and air conditioning upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the year ended December 31, 2006, the Partnership completed approximately $3,688,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $102,000, real estate taxes of approximately $40,000 and other construction period costs of approximately $11,000. Approximately 25 units were in redevelopment and not in service at December 31, 2006. Additional capital improvements of approximately $291,000 consisted primarily of floor covering replacements, kitchen and bath resurfacing, and golf carts. These improvements were funded from Partnership reserves, advances from an affiliate of the General Partner and operating cash flow. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed in June 2007 at a total cost of approximately $7,196,000. Approximately $1,468,000 was spent as part of this project during the year ended December 31, 2005. The project is being funded by the property’s operating cash flow, replacement reserves, advances from an affiliate of the General Partner and 2005 refinance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend approximately $2,040,000 for property redevelopment during 2007. In addition, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units (the "Units") aggregating approximately $95,758,000. The Partnership currently has 7,468 holders of record owning an aggregate of 383,008 Units. Affiliates of the General Partner owned 238,196.6 units or 62.19% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment projects in progress at Sienna Bay and Cedar Rim Apartments, and the expected redevelopment project at Tamarac Village Apartments in 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future. See "Item 2. Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,196.6 Units in the Partnership representing 62.19% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $2,164,000 compared to a net loss of approximately $2,356,000 for the year ended December 31, 2005, respectively. The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the year ended December 31, 2006 due to increases in rental and other income and casualty gains, as discussed below. Rental income increased  due to increases in occupancy at Williamsburg Manor, Tamarac Village, Hidden Cove by the Lake, Park Capitol,  and Lamplighter Park Apartments, an increase in the average rental rate at Sienna Bay, Tamarac Village, Hidden Cove, Park Capitol, Lamplighter Park, and Cedar Rim Apartments, and decreases in bad debt expense at Williamsburg Manor, Tamarac Village and Cedar Rim Apartments, partially offset by a decrease in occupancy at Sienna Bay Apartments, a decrease in the average rental rate at Williamsburg Manor, and increases in bad debt expense at Hidden Cove by the Lake, Park Capitol, and Lamplighter Park Apartments. Other income increased due to an increase in interest income and increases in tenant utility reimbursements at Williamsburg Manor and Hidden Cove by the Lake Apartments.

During February 2006, one of the Partnership’s properties, Tamarac Village Apartments, incurred damage from a pipe break. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $93,000 and wrote off undepreciated damaged assets of approximately $23,000 resulting in a casualty gain of approximately $70,000.

During the year ended December 2005, one of the Partnership’s properties, Lamplighter Park Apartments, incurred damage from a roof leak. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $139,000 and wrote off undepreciated damaged assets of approximately $38,000 resulting in a casualty gain of approximately $101,000. In addition, the Partnership received approximately $14,000 for lost rents associated with the casualty event.

Total expenses increased for the year ended December 31, 2006 due to increases in operating, depreciation and property tax expenses, partially offset by a decrease in interest and general and administrative expenses.  Operating expense increased due to increases in administrative and insurance expenses. Administrative expense increased due to the recording of a liability during the year ended December 31, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due. Insurance expense increased primarily due to increases in hazard insurance premiums at Williamsburg Manor, Tamarac Village and Sienna Bay Apartments. Depreciation expense increased due to property improvements and replacements placed into service at each of the Partnership’s properties over the past twelve months. Property tax expense increased due to an increase in the assessed value at Sienna Bay Apartments and increases in the property tax rate at Tamarac Village and Hidden Cove by the Lake Apartments. Interest expense decreased for the year ended December 31, 2006 as a result of a reduction in interest on advances to affiliates of the General Partner, an increase in capitalized interest at Sienna Bay and Cedar Rim Apartments related to the redevelopment projects in place, principal payments on the mortgages encumbering the four investment properties which did not refinance their mortgages or add additional mortgage debt during 2005 which lowered the carrying balance of the mortgages, a decrease in interest expense at Williamsburg Manor Apartments as a result of its 2005 refinance at a lower interest rate, partially offset by an increase in interest expense related to Sienna Bay and Park Capitol Apartments as a result of 2005 debt activity.

General and administrative expenses decreased for the year ended December 31, 2006 primarily due to a decrease in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for each of the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006 the Partnership had cash and cash equivalents of approximately $500,000 compared to approximately $3,146,000 at December 31, 2005. Cash and cash equivalents decreased approximately $2,646,000 since December 31, 2005 due to approximately $6,639,000 of cash used in investing activities, partially offset by approximately $2,127,000 and $1,866,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by net receipts from restricted escrows and insurance proceeds received. Cash provided by financing activities consisted of advances from affiliates, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan, which is included in interest expense. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were met during 2006 and the deposit was released by the lender. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $52,488,000 has maturity dates ranging from September 2012 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $31,535,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sienna Bay, and Park Capitol Apartments of approximately $20,953,000 requires monthly payments until the loans mature between September 2012 and September 2015 and have balloon payments totaling approximately $18,724,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership currently expects to budget approximately $6,214,000 for 2007 related to the redevelopment projects at Sienna Bay and Cedar Rim Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership made no distributions during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment projects at Sienna Bay and Cedar Rim Apartments and the expected redevelopment project at Tamarac Village Apartments in 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,196.6 Units in the Partnership representing 62.19% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/3

We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 as of December 31, 2006, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3 as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 500
Receivables and deposits		589
Other assets		1,236
Investment properties (Notes C, D and F)
Land	$ 8,641
Buildings and related personal property	66,650
	75,291
Less accumulated depreciation	(38,631)	36,660
		$ 38,985

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,113
Tenant security deposit liabilities		367
Accrued property taxes		231
Other liabilities		556
Due to affiliates		3,415
Mortgage notes payable (Note C)		52,488

Partners' Deficit
General partner	$ (1,044)
Limited partners (383,008 units outstanding)	(19,141)	(20,185)
		$ 38,985

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$11,902	$10,984
Other income	1,618	1,426
Casualty gains (Note F)	171	--
Total revenues	13,691	12,410

Expenses:
Operating	7,143	6,564
General and administrative	504	585
Depreciation	3,823	3,284
Interest	3,460	3,569
Property taxes	925	764
Total expenses	15,855	14,766

Net loss (Note E)	$(2,164)	$(2,356)

Net loss allocated to general partner (1%)	$ (22)	$ (24)
Net loss allocated to limited partners (99%)	(2,142)	(2,332)

	$(2,164)	$(2,356)

Net loss per limited partnership unit	$ (5.59)	$ (6.09)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2004	383,033	$ (998)	$(14,667)	$(15,665)

Abandonment of limited partnership
units (Note A)	(4)	--	--	--

Net loss for the year ended
December 31, 2005	--	(24)	(2,332)	(2,356)

Partners' deficit at
December 31, 2005	383,029	(1,022)	(16,999)	(18,021)

Abandonment of limited partnership
units (Note A)	(21)	--	--	--

Net loss for the year ended
December 31, 2006	--	(22)	(2,142)	(2,164)

Partners' deficit at
December 31, 2006	383,008	$(1,044)	$(19,141)	$(20,185)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (2,164)	$ (2,356)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Casualty gains	(171)	--
Depreciation	3,823	3,284
Amortization of loan costs	109	109
Loss on early extinguishment of debt	--	12
Change in accounts:
Receivables and deposits	(15)	(151)
Other assets	(15)	72
Accounts payable	225	53
Tenant security deposit liabilities	74	31
Accrued property taxes	37	(18)
Due to affiliates	243	(757)
Other liabilities	(19)	(145)
Net cash provided by operating activities	2,127	134

Cash flows from investing activities:
Property improvements and replacements	(7,371)	(4,501)
Net receipts from (deposits to) restricted escrows	500	(279)
Insurance proceeds received	232	--
Net cash used in investing activities	(6,639)	(4,780)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,306)	(1,110)
Repayment of mortgage notes payable	--	(10,825)
Proceeds from mortgage notes payable	--	21,140
Loan costs paid	--	(279)
Advances from affiliate	3,172	2,207
Repayment of advances from affiliates	--	(3,831)
Net cash provided by financing activities	1,866	7,302

Net (decrease) increase in cash and cash equivalents	(2,646)	2,656
Cash and cash equivalents at beginning of year	3,146	490
Cash and cash equivalents at end of year	$ 500	$ 3,146

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,307	$ 3,495

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 1,695	$ 114

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $23,000 at December 31, 2006 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrow:  As a result of the refinancing of Williamsburg Manor Apartments in August 2005 the Partnership was required to make deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. This criteria was met during the year ended December 31, 2006 and the Partnership received approximately $527,000 in funds, including interest, which were used to fund operations at the property.

Investment Properties: Investment properties consist of seven apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.  During the years ended December 31, 2006 and 2005, the Partnership capitalized interest of approximately $135,000 and $45,000, property taxes of approximately $40,000 and $9,000, and operating costs of approximately $11,000 and $7,000.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Abandoned Units: During 2006 and 2005, the number of limited partnership units decreased by 21 and 4 units, respectively, due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

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

Deferred Costs: At December 31, 2006, loan costs of approximately $1,400,000, less accumulated amortization of approximately $462,000 are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for both of the years ended December 31, 2006 and 2005 was approximately $109,000 and is included in interest expense. Amortization expense is expected to be approximately $107,000 for 2007, $104,000 for 2008, $102,000 for 2009, $99,000 for 2010 and $96,000 for 2011.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expenses of approximately $334,000 and $358,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $661,000 and $616,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $573,000 and $708,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $212,000 and $237,000, respectively. At December 31, 2006, approximately $200,000 of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates on the accompanying balance sheet.

During the year ended December 31, 2006, an affiliate of the General Partner advanced the Partnership approximately $745,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $2,427,000 to cover redevelopment costs at Sienna Bay and Cedar Rim and property improvements at Park Capitol Apartments. During the year ended December 31, 2005 an affiliate of the General Partner advanced the Partnership approximately $2,207,000 to cover expenses related to operations and capital improvements at Tamarac Village, Cedar Rim, Lamplighter Park, and Sienna Bay Apartments. Interest is charged at prime plus 2% (10.25% at December 31, 2006). Interest expense on outstanding advance balances was approximately $44,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively. Total advances and accrued interest of approximately $3,215,000 remain unpaid at December 31, 2006 and are included in due to affiliates. Subsequent to December 31, 2006, an affiliate of the General Partner advanced the Partnership approximately $235,000 to cover expenses related to operations at Park Capitol, Hidden Cove by the Lake, Cedar Rim, Williamsburg Manor, Sienna Bay, Tamarac Village and Lamplighter Park Apartments and approximately $1,889,000 to cover redevelopment costs at Sienna Bay and Cedar Rim and property improvements at Williamsburg Manor Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $294,000 and $168,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,196.6 the Units in the Partnership representing 62.19% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

Mortgage notes payable at December 31, 2006 consist of the following:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2006	Interest	Rate	Date	Maturity
Property	(in thousands)				(in thousands)

Cedar Rim	$ 4,291	$ 40	7.49%	08/01/21	$ --
Hidden Cove	2,444	22	6.81%	10/01/21	--
Lamplighter Park	6,844	64	7.48%	07/01/21	--
Park Capitol	4,849	27	5.02%	09/01/15	4,030
Tamarac Village	17,956	169	7.45%	07/01/21	--
Williamsburg Manor	5,104	28	5.04%	09/10/12	4,579
Sienna Bay	11,000	47	5.10%	09/10/12	10,115
	$52,488	$397			$18,724

On August 31, 2005, the Partnership refinanced the mortgage encumbering Williamsburg Manor Apartments. The refinancing replaced the existing mortgage of approximately $4,150,000 with a new mortgage of approximately $5,200,000. The new mortgage requires monthly payments of principal and interest beginning on October 10, 2005 until the loan matures September 10, 2012, with a fixed interest rate of 5.04% and a balloon payment of approximately $4,579,000 due at maturity.  Total capitalized loan costs were approximately $63,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $3,000 due to the write off of unamortized loan costs from the prior loan which is included in interest expense. The Partnership is prohibited from prepaying the new mortgage prior to October 10, 2007. On or after October 10, 2007 the loan may be repaid with the payment of a prepayment penalty (as defined in the loan agreement). In addition, as part of the loan agreement, the Partnership was required to make a deposit of $500,000 with the lender to be disbursed after satisfying minimum rental requirements. These minimum rental requirements were met during 2006 and the deposit was released by the lender. As a condition to making the new mortgage loan, the lender required AIMCO Properties, L.P., an affiliate of the General Partner to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 1,441
2008	1,667
2009	1,787
2010	1,915
2011	2,048
Thereafter	43,630
$52,488

Note D - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Cedar Rim	$ 4,291	$ 778	$ 4,322	$ 3,526
Hidden Cove	2,444	184	4,416	2,245
Lamplighter Park	6,844	2,458	5,167	3,073
Park Capitol	4,849	280	2,100	2,122
Tamarac Village	17,956	2,464	10,536	7,418
Williamsburg Manor	5,104	1,281	5,124	2,176
Sienna Bay	11,000	1,463	5,851	8,307
Totals	$52,488	$ 8,908	$37,516	$28,867

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related			Date of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life-Years
				(in thousands)

Cedar Rim	$ 618	$ 8,008	$ 8,626	$ 4,185	1980	04/12/91	3-30
Hidden Cove	184	6,661	6,845	5,211	1972	03/23/90	3-30
Lamplighter Park	2,351	8,347	10,698	5,059	1968	04/12/91	3-30
Park Capitol	280	4,222	4,502	3,110	1974	04/13/90	5-30
Tamarac Village	2,464	17,954	20,418	11,671	1978	06/10/92	5-30
Williamsburg Manor	1,281	7,300	8,581	4,107	1970	11/30/94	5-30
Sienna Bay	1,463	14,158	15,621	5,288	1976/1985	11/30/94	5-30
	$ 8,641	$66,650	$75,291	$38,631

Reconciliation of "Investment Properties and Accumulated Depreciation":

	For the Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties:
Balance at beginning of year	$66,525	$61,964
Additions	8,952	4,561
Dispositions of assets	(186)	--
Balance at end of year	$75,291	$66,525

Accumulated Depreciation:
Balance at beginning of year	$34,933	$31,649
Additions charged to expense	3,823	3,284
Dispositions of assets	(125)	--
Balance at end of year	$38,631	$34,933

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $77,137,000 and $68,746,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $32,866,000 and $29,135,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2006	2005

Net loss as reported	$ (2,164)	$ (2,356)
Add (deduct):
Fixed asset write-offs and casualty gain	(171)	--
Depreciation differences	92	69
Change in prepaid rental income	(76)	(64)
Other	46	(83)

Federal taxable loss	$ (2,273)	$ (2,434)
Federal taxable loss per limited
partnership unit	$ (4.46)	$ (6.29)

For 2006, allocation under Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation at December 31, 2006, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(20,185)
Land and buildings	1,846
Accumulated depreciation	5,765
Syndication fees	11,298
Other	380
Net assets - Federal tax basis	$ (896)

Note F – Casualty Events

During February 2006, one of the Partnership’s properties, Tamarac Village Apartments, incurred damage from a pipe break. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $93,000 and wrote off undepreciated damaged assets of approximately $23,000 resulting in a casualty gain of approximately $70,000.

During the year ended December 2005, one of the Partnership’s properties, Lamplighter Park Apartments, incurred damage from a roof leak. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $139,000 and wrote off undepreciated damaged assets of approximately $38,000 resulting in a casualty gain of approximately $101,000. In addition, the Partnership received approximately $14,000 for lost rents associated with the casualty event, which are classified in rental income on the statement of operations.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner and Chief Investment Officer of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2006, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the Partnership:

Name and address	Number of Units	Percent of Total
AIMCO IPLP, L.P.	44,867.7	11.71%
(an affiliate of AIMCO)
Madison River Properties, LLC	46,747.4	12.21%
(an affiliate of AIMCO)
Cooper River Properties, LLC	28,039.3	7.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	118,542.20	30.95%
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

Beneficial Owners of CEI

As of December 31, 2006, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

Name and address	Number of CEI Shares	Percent of Total

AIMCO IPLP, L.P.	100,000	100%
55 Beattie Place
Greenville, SC 29602

AIMCO IPLP, L.P. is an affiliate of AIMCO (see "Item 1. Description of Business").

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $661,000 and $616,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $573,000 and $708,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the General Partner of approximately $212,000 and $237,000, respectively. At December 31, 2006, approximately $200,000 of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates on the balance sheet in “Item 7. Financial Statements”.

During the year ended December 31, 2006, an affiliate of the General Partner advanced the Partnership approximately $745,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $2,427,000 to cover redevelopment costs at Sienna Bay and Cedar Rim and property improvements at Park Capitol Apartments. During the year ended December 31, 2005 an affiliate of the General Partner advanced the Partnership approximately $2,207,000 to cover expenses related to operations and capital improvements at Tamarac Village, Cedar Rim, Lamplighter Park, and Sienna Bay Apartments. Interest is charged at prime plus 2% (10.25% at December 31, 2006). Interest expense on outstanding advance balances was approximately $44,000 and $123,000 for the years ended December 31, 2006 and 2005, respectively. Total advances and accrued interest of approximately $3,215,000 remain unpaid at December 31, 2006 and are included in due to affiliates. Subsequent to December 31, 2006, an affiliate of the General Partner advanced the Partnership approximately $225,000 to cover expenses related to operations at Park Capitol, Hidden Cove by the Lake, Cedar Rim, Williamsburg Manor, Sienna Bay, Tamarac Village and Lamplighter Park Apartments and approximately $1,889,000 to cover redevelopment costs at Sienna Bay and Cedar Rim and property improvements at Williamsburg Manor Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $294,000 and $168,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,196.60 the Units in the Partnership representing 62.19% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.19% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.

Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See attached Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $69,000 and $63,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $19,000 and $21,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 19, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 19, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 19, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 19, 2007
Stephen B. Waters

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

3.2

Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Consolidated Capital Institutional Properties/3 dated October 13, 2006. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006).

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

Date:  March 19, 2007

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

Date:  March 19, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 19, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 19, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.