Form 10QSB
period 2007-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2007-05-15
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(864) 239-1000

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 218
Receivables and deposits		697
Other assets		1,604
Investment properties:
Land	$ 8,641
Buildings and related personal property	68,714
	77,355
Less accumulated depreciation	(39,721)	37,634
		$ 40,153
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 1,755
Tenant security deposit liabilities		403
Accrued property taxes		365
Other liabilities		602
Due to affiliates (Note B)		5,979
Mortgage notes payable		52,147

Partners' Deficit
General partner	$ (1,053)
Limited partners (383,008 units outstanding)	(20,045)	(21,098)
		$ 40,153

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 3,033	$ 2,884
Other income	366	398
Total revenues	3,399	3,282

Expenses:
Operating	1,933	1,624
General and administrative	148	130
Depreciation	1,090	886
Interest	934	864
Property taxes	207	254
Total expenses	4,312	3,758

Net loss	$ (913)	$ (476)

Net loss allocated to general partner (1%)	$ (9)	$ (5)
Net loss allocated to limited partners (99%)	(904)	(471)
	$ (913)	$ (476)

Net loss per limited partnership unit	$ (2.36)	$ (1.23)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2006	383,008	$(1,044)	$(19,141)	$(20,185)

Net loss for the three months
ended March 31, 2007	--	(9)	(904)	(913)

Partners' deficit at
March 31, 2007	383,008	$(1,053)	$(20,045)	$(21,098)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (913)	$ (476)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,090	886
Amortization of loan costs	30	27
Change in accounts:
Receivables and deposits	(108)	41
Other assets	(398)	(214)
Accounts payable	614	62
Tenant security deposit liabilities	36	12
Accrued property taxes	134	148
Due to affiliates	231	--
Other liabilities	46	22
Net cash provided by operating activities	762	508

Cash flows used in investing activities:
Property improvements and replacements	(3,036)	(750)

Cash flows from financing activities:
Payments on mortgage notes payable	(341)	(318)
Advances from affiliates	2,333	--
Net cash provided by (used in) financing activities	1,992	(318)

Net decrease in cash and cash equivalents	(282)	(560)
Cash and cash equivalents at beginning of period	500	3,146

Cash and cash equivalents at end of period	$ 218	$ 2,586

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 777	$ 837
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 723	$ 157

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $1,695,000 and $114,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Certain reclassifications have been made to the 2006 information to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $167,000 and $160,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $297,000 and $123,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $190,000 and $34,000, respectively. At March 31, 2007, approximately $311,000 of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates on the accompanying balance sheet.

During the three months ended March 31, 2007, the General Partner advanced the Partnership approximately $356,000 to cover expenses related to operations at Park Capitol, Hidden Cove by the Lake, Cedar Rim, Williamsburg Manor, Sienna Bay, Tamarac Village and Lamplighter Park Apartments and approximately $1,977,000 to cover redevelopment costs at Sienna Bay and Cedar Rim and property improvements at Williamsburg Manor Apartments. Interest is charged at prime plus 2% (10.25% at March 31, 2007). Interest expense on outstanding advance balances was approximately $120,000 for the three months ended March 31, 2007.  No such advances were made during the three months ended March 31, 2006. Total advances and accrued interest of approximately $5,668,000 remain unpaid at March 31, 2007 and are included in due to affiliates on the accompanying balance sheet. Subsequent to March 31, 2007, an affiliate of the General Partner advanced the Partnership approximately $829,000 to cover expenses related to operations at Park Capitol, Hidden Cove by the Lake, Cedar Rim, Williamsburg Manor, Sienna Bay, Tamarac Village and Lamplighter Park Apartments and approximately $346,000 to cover redevelopment costs at Cedar Rim and Sienna Bay Apartments and property improvements at Williamsburg Manor Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $339,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $294,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Events

During December 2006, one of the Partnership’s investment properties, Tamarac Village Apartments, incurred damage from a roof leak of approximately $35,000. Subsequent to March 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $19,000 as a result of the write off of undepreciated damaged assets of approximately $6,000.

During December 2006, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

Note D – Redevelopment

Two of the Partnership’s investment properties, Sienna Bay and Cedar Rim Apartments, are currently under redevelopment.  Based on current redevelopment plans, the General Partner anticipates the Sienna Bay Apartments redevelopment to be completed in August 2007 at a total estimated cost of approximately $7,217,000 of which approximately $5,156,000 was completed during the years ended December 31, 2006 and 2005, and an additional $802,000 was completed during the three months ended March 31, 2007.  Included in these construction costs are capitalized interest costs of approximately $7,000 and $32,000, capitalized property taxes of approximately $5,000 and $7,000, and other construction period operating costs of approximately $2,000 and $2,000 for the three months ended March 31, 2007 and 2006, respectively. The Partnership currently expects to spend approximately $1,259,000 for property redevelopment during the remainder of 2007.  The project is being funded by the property’s operating cash flow and advances from an affiliate of the General Partner.

Based upon current redevelopment plans, the General Partner anticipates the Cedar Rim Apartments redevelopment to be completed in October 2007 at a total estimated cost of approximately $6,582,000, of which approximately $2,406,000 was completed during the year ended December 31, 2006 and an additional $799,000 was completed during the three months ended March 31, 2007. Included in these construction costs are capitalized interest costs of approximately $54,000, property taxes of approximately $3,000, and other construction period operating costs of approximately $1,000 for the three months ended March 31, 2007.   The Partnership currently expects to spend approximately $3,377,000 for property redevelopment during the remainder of 2007.  The project is being funded by the property’s operating cash and advances from an affiliate of the General Partner.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action.  The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Cedar Rim Apartments (1)	84%	97%
New Castle, Washington
Hidden Cove by the Lake Apartments (2)	96%	92%
Belleville, Michigan
Lamplighter Park Apartments	98%	96%
Bellevue, Washington
Park Capitol Apartments	98%	99%
Salt Lake City, Utah
Sienna Bay Apartments (3)	74%	85%
St. Petersburg, Florida
Tamarac Village Apartments	96%	98%
Denver, Colorado
Williamsburg Manor Apartments (4)	92%	77%
Cary, North Carolina

(1)

The General Partner attributes the decrease in occupancy at Cedar Rim Apartments to redevelopment at the property.

(2)

The General Partner attributes the increase in occupancy at Hidden Cove by the Lake to increased marketing efforts and competitive pricing.

(3)

The General Partner attributes the decrease in occupancy at Sienna Bay Apartments to redevelopment at the property.

(4)

The General Partner attributes the increase in occupancy at Williamsburg Manor Apartments to increased marketing efforts and improved customer service.

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

Results of Operations

The Partnership realized a net loss of approximately $913,000 for the three months ended March 31, 2007 compared to a net loss of approximately $476,000 for the three months ended March 31, 2006. The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three months ended March 31, 2007 due to an increase in rental income partially offset by a decrease in other income.  Rental income increased due to an increase in occupancy at Williamsburg Manor, Hidden Cove by the Lake and Lamplighter Park Apartments, an increase in the average rental rate at five investment properties and a decrease in bad debt at Tamarac Village and Sienna Bay Apartments, partially offset by a decrease in occupancy at Cedar Rim, Sienna Bay, Tamarac Village and Park Capitol Apartments and a decrease in the average rental rate at Williamsburg Manor and Cedar Rim Apartments.  Other income decreased for the three months ended March 31, 2007 due to a decrease in interest income as a result of a lower average available cash balance, a decrease in lease application fees at Sienna Bay Apartments and a decrease in lease cancellation fees at Tamarac Village Apartments.

Total expenses increased for the three months ended March 31, 2007 due to increases in operating, general and administrative, depreciation and interest expenses, partially offset by a decrease in property tax expense.  Operating expense increased due to increases in property, maintenance, insurance, administrative, and management fee expenses. Property expense increased due to increases in salaries and related benefits at Sienna Bay, Tamarac Village, Hidden Cove by the Lake, and Cedar Rim Apartments, utilities at Cedar Rim, Hidden Cove by the Lake, Tamarac Village, and Sienna Bay Apartments, partially offset by decreases in contract courtesy patrol at Sienna Bay Apartments and commissions and incentives at Tamarac Village Apartments. Maintenance expense increased due to increases in snow removal at Tamarac Village Apartments, and expense associated with minor casualties at Tamarac Village and Lamplighter Park Apartments, partially offset by a decrease in contract services at Sienna Bay and Hidden Cove by the Lake Apartments. Insurance expense increased primarily due to increases in general liability and umbrella insurance premiums at Williamsburg Manor, Sienna Bay, Tamarac Village, and Lamplighter Park Apartments and hazard insurance premiums at Tamarac Village and Sienna Bay Apartments. Administrative expense increased due to increases in training and travel at Cedar Rim Apartments and contract common area cleaning at Lamplighter Park Apartments partially offset by a decrease in temporary agency help at Tamarac Village Apartments. Management fee expense increased due to an increase in rental income, on which such fee is based, at all the Partnership’s properties except for Cedar Rim Apartments. Depreciation expense increased due to property improvements and replacements placed into service at each of the Partnership’s properties over the past twelve months. Interest expense increased as a result of an increase in interest on advances to affiliates of the General Partner and a decrease in capitalized interest at Sienna Bay Apartments related to the redevelopment project in place, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties, except for Sienna Bay, which lowered the carrying balances of the mortgages, and an increase in capitalized interest at Cedar Rim Apartments related to the redevelopment project. Property tax expense decreased due to the recording of an anticipated tax refund due to a successful tax appeal at Tamarac Village Apartments.

General and administrative expenses increased for the three months ended March 31, 2007 primarily due to an increase in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007 the Partnership had cash and cash equivalents of approximately $218,000 compared to approximately $2,586,000 at March 31, 2006. Cash and cash equivalents decreased approximately $282,000 since December 31, 2006 due to approximately $3,036,000 of cash used in investing activities, partially offset by approximately $1,992,000 and $762,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from affiliates, partially offset by principal payments on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $799,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $54,000, property taxes of approximately $3,000, and other construction period operating costs of approximately $1,000.  Approximately 35 units were in redevelopment and not in service at March 31, 2007.  These improvements were funded from advances from an affiliate of the General Partner and operating cash flow.   The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  Based upon current redevelopment plans, the General Partner anticipates the redevelopment to be completed in October 2007 at a total estimated cost approximately $6,582,000. Approximately $2,406,000 was spent as a part of this project during the year ended December 31, 2006. The project is being funded by the property’s operating cash flow and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership currently expects to spend an additional $3,377,000 for property redevelopment during 2007.  In addition, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $15,000 of capital improvements at the property consisting primarily of floor covering replacements and heating upgrades. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $118,000 of capital improvements at the property consisting primarily of repair of damages related to a roof leak, floor covering replacements, appliance upgrades and structural improvements. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $40,000 of capital improvements at the property consisting primarily of floor covering replacements, water heater upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $157,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, water heater upgrades, and roof repairs. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen and other interior upgrades and exterior painting and wood repairs that was in place at Tamarac Village Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner anticipates the phased redevelopment to start again in 2007 and be completed in 2008, however, this timing is subject to change.   The previous estimated budget for the phased redevelopment project was approximately $4,350,000, of which approximately $276,000 was spent during 2005.  Approximately $3,000 was spent for the phased redevelopment project for the year ended December 31, 2006.  The revised budget, funding and timing for the phased redevelopment will be determined at a later date in 2007. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $30,000 of capital improvements at the property consisting primarily of floor covering replacements and water heater upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $802,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $7,000, property taxes of approximately $5,000 and other construction period operating costs of approximately $2,000. Approximately 18 units were in redevelopment and not in service at March 31, 2007. Additional capital improvements of approximately $103,000 consisted primarily of floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed in August 2007 at a total cost of approximately $7,217,000. Approximately $5,156,000 was spent as part of this project during the years ended December 31, 2006 and 2005. The project is being funded by the property’s operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend an additional $1,259,000 for property redevelopment during 2007. In addition, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Except as discussed above, the Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $52,147,000 has maturity dates ranging from September 2012 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $31,233,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sienna Bay and Park Capitol Apartments of approximately $20,914,000 requires monthly payments until the loans mature between September 2012 and September 2015 and have balloon payments totaling approximately $18,724,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment projects at Sienna Bay and Cedar Rim Apartments and the expected redevelopment project at Tamarac Village Apartments in 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,606 limited partnership units (the "Units") in the Partnership representing 62.30% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.30% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action.  The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

3.1

Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

3.2

Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Consolidated Capital Institutional Properties/3 dated October 13, 2006. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006).

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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.