Form 10QSB
period 2007-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2007-08-15
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 206
Receivables and deposits		687
Other assets		1,511
Investment properties:
Land	$ 8,641
Buildings and related personal property	70,115
	78,756
Less accumulated depreciation	(40,820)	37,936
		$ 40,340
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 1,146
Tenant security deposit liabilities		424
Accrued property taxes		399
Other liabilities		640
Due to affiliates		7,755
Mortgage notes payable		51,799

Partners' Deficit
General partner	$ (1,060)
Limited partners (383,008 units outstanding)	(20,763)	(21,823)
		$ 40,340

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 3,150	$ 2,988	$ 6,183	$ 5,872
Other income	460	441	826	839
Total revenues	3,610	3,429	7,009	6,711

Expenses:
Operating	1,942	1,996	3,875	3,620
General and administrative	154	115	302	245
Depreciation	1,117	912	2,207	1,798
Interest	935	858	1,869	1,722
Property taxes	206	233	413	487
Total expenses	4,354	4,114	8,666	7,872

Casualty gain (Note C)	19	151	19	151

Net loss	$ (725)	$ (534)	$(1,638)	$(1,010)

Net loss allocated to general partner
(1%)	$ (7)	$ (5)	$ (16)	$ (10)
Net loss allocated to limited partners
(99%)	(718)	(529)	(1,622)	(1,000)

	$ (725)	$ (534)	$(1,638)	$(1,010)

Net loss per limited partnership unit	$ (1.87)	$ (1.38)	$ (4.23)	$ (2.61)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2006	383,008	$(1,044)	$(19,141)	$(20,185)

Net loss for the six months
ended June 30, 2007	--	(16)	(1,622)	(1,638)

Partners' deficit at
June 30, 2007	383,008	$(1,060)	$(20,763)	$(21,823)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,638)	$(1,010)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	2,207	1,798
Casualty gain	(19)	(151)
Amortization of loan costs	53	54
Change in accounts:
Receivables and deposits	(98)	38
Other assets	(328)	(176)
Accounts payable	18	288
Tenant security deposit liabilities	57	35
Accrued property taxes	168	188
Other liabilities	84	41
Due to affiliates	519	--
Net cash provided by operating activities	1,023	1,105

Cash flows from investing activities:
Property improvements and replacements	(4,474)	(2,584)
Insurance proceeds received	25	212
Net cash used in investing activities	(4,449)	(2,372)

Cash flows from financing activities:
Payments on mortgage notes payable	(689)	(641)
Advances from affiliates	3,821	--
Net cash provided by (used in) financing activities	3,132	(641)

Net decrease in cash and cash equivalents	(294)	(1,908)

Cash and cash equivalents at beginning of period	500	3,146

Cash and cash equivalents at end of period	$ 206	$ 1,238

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,516	$ 1,669

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 710	$ 257

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $1,695,000 and $114,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $339,000 and $325,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expense.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $497,000 and $282,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $277,000 and $117,000, respectively. At June 30, 2007, approximately $433,000 of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates on the accompanying balance sheet.

During the six months ended June 30, 2007, the General Partner advanced the Partnership approximately $1,341,000 to cover expenses related to operations at Park Capitol, Hidden Cove by the Lake, Cedar Rim, Williamsburg Manor, Sienna Bay, Tamarac Village and Lamplighter Park Apartments and approximately $2,480,000 to cover redevelopment costs at Sienna Bay and Cedar Rim and property improvements at Williamsburg Manor and Lamplighter Park Apartments. Interest is charged at prime plus 2% (10.25% at June 30, 2007). Interest expense on outstanding advance balances was approximately $286,000 for the six months ended June 30, 2007.  No such advances were made during the six months ended June 30, 2006. Total advances and accrued interest of approximately $7,322,000 remain unpaid at June 30, 2007 and are included in due to affiliates on the accompanying balance sheet. Subsequent to June 30, 2007, an affiliate of the General Partner advanced the Partnership approximately $272,000 to cover expenses related to operations at Hidden Cove by the Lake, Cedar Rim, Williamsburg Manor, Sienna Bay, Tamarac Village and Lamplighter Park Apartments and approximately $1,429,000 to cover redevelopment costs at Cedar Rim and Sienna Bay Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $408,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $294,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Events

During January 2007, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained water damage from a pipe break. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

During February 2007, one of the Partnership’s investment properties, Hidden Cove by the Lake Apartments, sustained water damage from a pipe break. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

During December 2006, one of the Partnership’s investment properties, Tamarac Village Apartments, incurred damage from a roof leak of approximately $35,000. During the three and six months ended June 30, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $19,000 as a result of the write off of undepreciated damaged assets of approximately $6,000.

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

Note D – Redevelopment

Two of the Partnership’s investment properties, Sienna Bay and Cedar Rim Apartments, are currently under redevelopment.  Based on current redevelopment plans, the General Partner anticipates the Sienna Bay Apartments redevelopment to be completed in August 2007 at a total estimated cost of approximately $7,207,000 of which approximately $5,156,000 was completed during the years ended December 31, 2006 and 2005, and an additional $1,479,000 was completed during the six months ended June 30, 2007.  Included in these construction costs are capitalized interest costs of approximately $13,000 and $55,000, capitalized property taxes of approximately $11,000 and $13,000, and other construction period operating costs of approximately $3,000 and $4,000 for the six months ended June 30, 2007 and 2006, respectively. The Partnership currently expects to spend approximately $572,000 for property redevelopment during the remainder of 2007.  The project is being funded by the property’s operating cash flow and advances from an affiliate of the General Partner.

Based upon current redevelopment plans, the General Partner anticipates the Cedar Rim Apartments redevelopment to be completed in December 2007 at a total estimated cost of approximately $10,595,000, of which approximately $2,406,000 was completed during the year ended December 31, 2006 and an additional $1,092,000 was completed during the six months ended June 30, 2007. Included in these construction costs are capitalized interest costs of approximately $156,000, construction period property taxes of approximately $28,000, and other construction period operating costs of approximately $11,000 for the six months ended June 30, 2007.   The Partnership currently expects to spend approximately $7,097,000 for property redevelopment during the remainder of 2007.  The project is being funded by the property’s operating cash and advances from an affiliate of the General Partner.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the

Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

Note F – Subsequent Event

Subsequent to June 30, 2007, the Partnership entered into a contract to sell Hidden Cove by the Lake Apartments to a third party for approximately $4,100,000. The anticipated closing date for the sale is August 16, 2007. For the six months ended June 30, 2007 the property had total revenues of approximately $530,000 and net loss of approximately $129,000. At June 30, 2007, the carrying amounts of the mortgage note payable and investment property for Hidden Cove by the Lake Apartments are approximately $2,395,000 and $1,510,000, respectively.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Cedar Rim Apartments (1)	67%	97%
New Castle, Washington
Hidden Cove by the Lake Apartments (2)	96%	89%
Belleville, Michigan
Lamplighter Park Apartments	99%	97%
Bellevue, Washington
Park Capitol Apartments	97%	98%
Salt Lake City, Utah
Sienna Bay Apartments (3)	81%	89%
St. Petersburg, Florida
Tamarac Village Apartments	97%	96%
Denver, Colorado
Williamsburg Manor Apartments (4)	96%	82%
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

Results of Operations

The Partnership realized a net loss for the three and six months ended June 30, 2007 of approximately $725,000 and $1,638,000, respectively, compared to a net loss of approximately $534,000 and $1,010,000 for the three and six months ended June 30, 2006, respectively. The increase in net loss for both the three and six month periods ended June 30, 2007, is due to an increase in total expenses and a decrease in the recognition of casualty gains partially offset by an increase in total revenues.

Total revenues increased for both the three and six months ended June 30, 2007 due to increases in rental income. Other income remained relatively constant for the comparable periods. Rental income increased for the three months ended June 30, 2007 due to increases in occupancy at Williamsburg Manor, Tamarac Village, and Hidden Cove by the Lake, increases in average rental rates at Williamsburg Manor, Sienna Bay, Tamarac Village, Park Capital, Lamplighter Park, and Cedar Rim, partially offset by decreases in occupancy at Sienna Bay Apartments and Cedar Rim Apartments. Rental income increased for the six months ended June 30, 2007 due to increases in occupancy at Williamsburg Manor, Tamarac Village, Hidden Cove by the Lake, and Lamplighter Park Apartments, average rental rates at Sienna Bay, Tamarac Village, Park Capital and Lamplighter Park Apartments, partially offset by decreases in occupancy at Sienna Bay, Park Capital and Cedar Rim and a decrease in the average rental rate at Williamsburg Manor and Hidden Cove by the Lake Apartments.

During January 2007, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained water damage from a pipe break. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

During February 2007, one of the Partnership’s investment properties, Hidden Cove by the Lake Apartments, sustained water damage from a pipe break. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

During December 2006, one of the Partnership’s investment properties, Tamarac Village Apartments, incurred damage from a roof leak of approximately $35,000. During the three and six months ended June 30, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $19,000 as a result of the write off of undepreciated damaged assets of approximately $6,000.

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

Total expenses increased for the six months ended June 30, 2007 due to increases in operating, general and administrative, depreciation and interest expenses, partially offset by a decrease in property tax expense.  Operating expense increased for the six months ended June 30, 2007 due to increases in maintenance, insurance and property expenses partially offset by a decrease in administrative expenses. Maintenance expense increased due to increases in snow removal and plumbing repairs at Tamarac Village Apartments, and expense associated with minor casualties at Tamarac Village and Lamplighter Park Apartments, partially offset by a decrease in contract services at Sienna Bay and Hidden Cove by the Lake Apartments. Insurance expense increased primarily due to increases in general liability and umbrella insurance premiums at Williamsburg Manor, Sienna Bay, Tamarac Village, and Lamplighter Park Apartments and hazard insurance premiums at Tamarac Village and Sienna Bay Apartments. Property expense increased due to increases in salaries and related benefits and utility costs at both Sienna Bay and Cedar Rim Apartments. Administrative expense decreased due to a recording of a liability during the three months ended June 30, 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws. Depreciation expense increased due to property improvements and replacements placed into service at each of the Partnership’s properties over the past twelve months. Interest expense increased as a result of an increase in interest on advances from affiliates of the General Partner and a decrease in capitalized interest at Sienna Bay Apartments related to the redevelopment project in place, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties, except for Sienna Bay, which lowered the carrying balances of the mortgages, and an increase in capitalized interest at Cedar Rim Apartments related to the redevelopment project. Property tax expense decreased due to the recording of a tax refund due to a successful tax appeal at Tamarac Village Apartments. Total expenses increased for the three months ended June 30, 2007 due to increases in general and administrative, depreciation and interest expenses partially offset by decreases in property tax and operating expenses. The increase in depreciation and interest expense is as discussed above for the six month period. The decrease in property tax expense for the three month period is due to a reduction in the tax rate for Hidden Cove by the Lake Apartments. The decrease in operating expense is due to a decrease in administrative expense partially offset by an increase in maintenance and insurance expenses. These decreases and increases are as discussed above for the six month period.

General and administrative expenses increased for both the three and six months ended June 30, 2007 primarily due to an increase in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007 the Partnership had cash and cash equivalents of approximately $206,000 compared to approximately $1,238,000 at June 30, 2006. Cash and cash equivalents decreased approximately $294,000 since December 31, 2006 due to approximately $4,449,000 of cash used in investing activities, partially offset by approximately $3,132,000 and $1,023,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by the receipt of insurance proceeds. Cash provided by financing activities consisted of advances from affiliates, partially offset by principal payments on the mortgages encumbering the

Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $1,092,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $156,000, construction period property taxes of approximately $28,000, and other construction period operating costs of approximately $11,000.  Approximately 62 units were in redevelopment and not in service at June 30, 2007.  These improvements were funded from advances from an affiliate of the General Partner and operating cash flow.   The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  Based upon current redevelopment plans, the General Partner anticipates the redevelopment to be completed in December 2007 at a total estimated cost of approximately $10,595,000. Approximately $2,406,000 was spent as a part of this project during the year ended December 31, 2006. The project is being funded by the property’s operating cash flow and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership currently expects to spend an additional $7,097,000 for property redevelopment during 2007.  In addition, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $62,000 of capital improvements at the property consisting primarily of floor covering, roof, ceiling fan, and appliance replacements and air conditioning and heating upgrades. The improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $182,000 of capital improvements at the property consisting primarily of repair of damages related to a roof leak, floor covering and appliance replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $151,000 of capital improvements at the property consisting primarily of floor covering replacements, water heater upgrades, exterior painting and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $288,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, water heater upgrades, plumbing fixtures and roof repairs. These improvements were funded from operating cash flow. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen and other interior upgrades and exterior painting and wood repairs that was in place at Tamarac Village Apartments in order to make the property more competitive in the local market.  Based on current plans, the General Partner anticipates the phased redevelopment to start again in 2007 and be completed in 2008, however, this timing is subject to change.   The previous estimated budget for the phased redevelopment project was approximately $4,350,000, of which approximately $276,000 was spent during 2005.  Approximately $3,000 was spent for the phased redevelopment project for the year ended December 31, 2006.  The revised budget, funding and timing for the phased redevelopment will be determined at a later date in 2007. The Partnership regularly evaluates the capital improvement needs of the property. Other than the redevelopment project the Partnership has no material commitments for property improvements and replacements, but certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $76,000 of capital improvements at the property consisting primarily of floor covering replacements and water heater and air conditioning upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $1,479,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $13,000, construction period property taxes of approximately $11,000 and other construction period operating costs of approximately $3,000. Additional capital improvements of approximately $159,000 consisted primarily of floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The property underwent a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed in August 2007 at a total cost of approximately $7,207,000. Approximately $5,156,000 was spent as part of this project during the years ended December 31, 2006 and 2005. The project is being funded by the property’s operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend an additional $572,000 for property redevelopment during 2007. In addition, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Except as discussed above, the Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $51,799,000 has maturity dates ranging from September 2012 to October 2021. The mortgage indebtedness encumbering Tamarac Village, Hidden Cove by the Lake, Lamplighter Park and Cedar Rim Apartments of approximately $30,925,000 requires monthly payments until the loans mature between July 2021 and October 2021 at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sienna Bay and Park Capitol Apartments of approximately $20,874,000 requires monthly payments until the loans mature between September 2012 and September 2015 and have balloon payments totaling approximately $18,724,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

Subsequent to June 30, 2007, the Partnership entered into a contract to sell Hidden Cove by the Lake Apartments to a third party for approximately $4,100,000. The anticipated closing date for the sale is August 16, 2007. For the six months ended June 30, 2007 the property had total revenues of approximately $530,000 and net loss of approximately $129,000. At June 30, 2007, the carrying amounts of the mortgage note payable and investment property for Hidden Cove by the Lake Apartments are approximately $2,395,000 and $1,510,000, respectively.

The Partnership made no distributions during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment projects at Sienna Bay and Cedar Rim Apartments and the expected redevelopment project at Tamarac Village Apartments in 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,706 limited partnership units (the "Units") in the Partnership representing 62.32% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.32% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s

Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

EXHIBIT INDEX - CONTINUED

Exhibit Number

Description of Exhibit

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

EXHIBIT INDEX - CONTINUED

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Institutional Properties/3 (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.