Form 10QSB
period 2007-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2007-11-14
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 602
Receivables and deposits		636
Other assets		1,331
Investment properties:
Land	$ 8,457
Buildings and related personal property	68,212
	76,669
Less accumulated depreciation	(36,475)	40,194
		$ 42,763
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,030
Tenant security deposit liabilities		403
Accrued property taxes		585
Other liabilities		524
Due to affiliates (Note B)		6,253
Mortgage notes payable		53,275

Partners' Deficit
General partner	$ (1,045)
Limited partners (383,008 units outstanding)	(19,262)	(20,307)
		$ 42,763

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues:
Rental income	$ 3,027	$ 2,825	$ 8,769	$ 8,276
Other income	314	374	1,051	1,164
Total revenues	3,341	3,199	9,820	9,440

Expenses:
Operating	1,600	1,590	5,111	4,868
General and administrative	134	130	436	375
Depreciation	1,083	893	3,104	2,509
Interest	830	825	2,612	2,459
Property taxes	195	206	586	650
Total expenses	3,842	3,644	11,849	10,861

Casualty gain (Note D)	32	20	51	171
Loss from continuing operations	(469)	(425)	(1,978)	(1,250)
Loss from discontinued operations
(Notes A and C)	(404)	(68)	(533)	(253)
Gain on sale of discontinued operations
(Note C)	2,389	--	2,389	--

Net income (loss)	$ 1,516	$ (493)	$ (122)	$(1,503)

Net income (loss) allocated to general
partner (1%)	$ 15	$ (5)	$ (1)	$ (15)
Net income (loss) allocated to limited
partners (99%)	1,501	(488)	(121)	(1,488)
	$ 1,516	$ (493)	$ (122)	$(1,503)

Per limited partnership unit:
Loss from continuing operations	$ (1.21)	$ (1.10)	$ (5.11)	$ (3.23)
Loss from discontinued operations	(1.05)	(.17)	(1.38)	(.65)
Gain on sale of discontinued operations	6.17	--	6.17	--
Net income (loss) per limited
partnership unit	$ 3.91	$ (1.27)	$ (.32)	$ (3.88)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2006	383,008	$(1,044)	$(19,141)	$(20,185)

Net loss for the nine months
ended September 30, 2007	--	(1)	(121)	(122)

Partners' deficit at
September 30, 2007	383,008	$(1,045)	$(19,262)	$(20,307)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (122)	$(1,503)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	3,321	2,782
Amortization of loan costs	83	81
Casualty gain	(73)	(171)
Gain on sale of discontinued operations	(2,389)	--
Loss on extinguishment of debt	437	--
Change in accounts:
Receivables and deposits	(47)	7
Other assets	(165)	(130)
Accounts payable	(154)	178
Tenant security deposit liabilities	36	61
Accrued property taxes	354	384
Other liabilities	(32)	106
Due to affiliates	(158)	103
Net cash provided by operating activities	1,091	1,898
Cash flows from investing activities:
Property improvements and replacements	(8,410)	(4,608)
Net deposits to restricted escrows	--	(20)
Proceeds from the sale of discontinued operations	3,992	--
Insurance proceeds received	96	232
Net cash used in investing activities	(4,322)	(4,396)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,034)	(971)
Repayment of mortgage notes payable	(2,379)	--
Proceeds from mortgage notes payable	4,200	--
Prepayment penalty paid	(351)	--
Advances from affiliates	6,475	639
Repayment of advances from affiliates	(3,479)	--
Loan costs paid	(99)	--
Net cash provided by (used in) financing activities	3,333	(332)
Net increase (decrease) in cash and cash equivalents	102	(2,830)

Cash and cash equivalents at beginning of period	500	3,146

Cash and cash equivalents at end of period	$ 602	$ 316

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,592	$ 2,512

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 1,709	$ 327

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $1,695,000 and $114,000 of property improvements and replacements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Certain reclassifications have been made to the 2006 information to conform to the 2007 presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and nine months ended September 30, 2006 have been restated to reflect the operations of Hidden Cove by the Lake Apartments as discontinued operations as a result of the sale of the property in August 2007. The operations for the three and nine months ended September 30, 2007 of Hidden Cove by the Lake Apartments is included in loss from discontinued operations. Included in the loss from discontinued operations are revenues of approximately $123,000 and $653,000 for the three and nine months ended September 30, 2007, and $230,000 and $701,000 for the three and nine months ended September 30, 2006, respectively.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $522,000 and $492,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $702,000 and $508,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the nine months ended September 30, 2007 and 2006 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $387,000 and $242,000, respectively.

During the nine months ended September 30, 2007, the General Partner advanced the Partnership approximately $1,613,000 to cover expenses related to operations at Park Capitol, Hidden Cove by the Lake, Cedar Rim, Williamsburg Manor, Sienna Bay, Tamarac Village and Lamplighter Park Apartments and approximately $4,862,000 to cover redevelopment costs at Sienna Bay and Cedar Rim and property improvements at Williamsburg Manor and Lamplighter Park Apartments.  During the nine months ended September 30, 2006, the General Partner advanced the Partnership approximately $103,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $536,000 to cover redevelopment costs at Sienna Bay and property improvements at Park Capitol Apartments. Interest is charged at prime plus 2% (9.75% at September 30, 2007). Interest expense on outstanding advance balances was approximately $467,000 and $1,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 the Partnership repaid advances and accrued interest of approximately $3,904,000, which included approximately $425,000 of interest, primarily from proceeds from the sale of Hidden Cove by the Lake Apartments.  There were no such payments made by the Partnership during the nine months ended September 30, 2006.  Total advances and accrued interest of approximately $6,253,000 remain unpaid at September 30, 2007 and are included in due to affiliates on the accompanying balance sheet. Subsequent to September 30, 2007, an affiliate of the General Partner advanced the Partnership approximately $1,739,000 to cover expenses related to redevelopment at Cedar Rim Apartments and operations at Sienna Bay, Tamarac Village, Lamplighter Park, Park Capital and Cedar Rim Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $418,000 and $294,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Sale of Investment Property

On August 16, 2007, the Partnership sold Hidden Cove by the Lake Apartments to a third party for a gross sales price of $4,100,000.  The net proceeds realized by the Partnership were approximately $3,992,000 after payment of closing costs of approximately $108,000.  The Partnership used approximately $2,379,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain on sale of discontinued operations of approximately $2,389,000 during the three and nine months ended September 30, 2007 as a result of the sale.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $437,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $351,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Hidden Cove by the Lake Apartments, loss of approximately $533,000 and $253,000 including revenues of approximately $653,000 and $701,000, have been classified as loss from discontinued operations on the accompanying statements of operations for the nine months ended September 30, 2007 and 2006, respectively.

Note D – Casualty Events

During January 2007, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained damage from a pipe break of approximately $27,000. During the three and nine months ended September 30, 2007, the Partnership received approximately $17,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $6,000.

During February 2007, one of the Partnership’s investment properties, Hidden Cove by the Lake Apartments, sustained water damage from a pipe break of approximately $35,000. During the three and nine months ended September 30, 2007, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $22,000 as a result of the write off of undepreciated damaged assets of approximately $4,000, which is included in loss from discontinued operations.

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage. The preliminary estimate of the cost to repair the damaged unit is approximately $57,000. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

During December 2006, one of the Partnership’s investment properties, Tamarac Village Apartments, incurred damage from a roof leak of approximately $35,000. During the nine months ended September 30, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $19,000 as a result of the write off of undepreciated damaged assets of approximately $6,000.

During December 2006, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage. During the three and nine months ended September 30, 2007, the Partnership received approximately $28,000 in insurance proceeds and recognized a casualty gain of approximately $21,000 as a result of the write off of undepreciated damaged assets of approximately $7,000. In addition, the Partnership received approximately $2,000 for lost rents associated with the casualty event, which is included in rental income.

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

During September 2005, one of the Partnership’s properties, Lamplighter Park Apartments, incurred damage from a roof leak. During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $139,000 and wrote off undepreciated assets of approximately $38,000 resulting in a casualty gain of approximately $101,000. In addition, the Partnership received approximately $14,000 for lost rents associated with the casualty event, which is included in rental income.

Note E – Financing of Mortgage Notes Payable

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $4,200,000 on Lamplighter Park Apartments. The new second mortgage bears interest at a fixed interest rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning October 1, 2007 through the July 1, 2019 maturity date.  The second mortgage has a balloon payment of approximately $3,339,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loans costs of approximately $99,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lamplighter Park Apartments. The modification includes an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $46,000, commencing October 1, 2007, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $5,224,000 is due.  The previous terms were an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $64,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

Note F – Redevelopment

Two of the Partnership’s investment properties, Sienna Bay and Cedar Rim Apartments, are currently under redevelopment. Based on current redevelopment plans, the General Partner anticipates the Sienna Bay Apartments redevelopment to be completed during the fourth quarter of 2007 at a total estimated cost of approximately $7,210,000 of which approximately $5,156,000 was completed during the years ended December 31, 2006 and 2005, and an additional $1,578,000 was completed during the nine months ended September 30, 2007.  Included in these construction costs are capitalized interest costs of approximately $13,000 and $73,000, capitalized property tax expense of approximately $11,000 and $29,000, and other construction period operating costs of approximately $3,000 and $8,000 for the nine months ended September 30, 2007 and 2006, respectively. The Partnership currently expects to spend approximately $476,000 for property redevelopment during the remainder of 2007.  The project is being funded by the Partnership’s operating cash flow and advances from an affiliate of the General Partner.

Based upon current redevelopment plans, the General Partner anticipates the Cedar Rim Apartments redevelopment to be completed during the first quarter of 2008 at a total estimated cost of approximately $13,700,000, of which approximately $2,406,000 was completed during the year ended December 31, 2006 and an additional $4,906,000 was completed during the nine months ended September 30, 2007. Included in these construction costs are capitalized interest costs of approximately $360,000, construction period property tax expense of approximately $54,000, and other construction period operating costs of approximately $25,000 for the nine months ended September 30, 2007.   The Partnership currently expects to spend approximately $4,000,000 for property redevelopment during the remainder of 2007 and approximately $2,388,000 during 2008. The project is being funded by the Partnership’s operating cash flow and advances from an affiliate of the General Partner.

Note G – Contingencies

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

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Cedar Rim Apartments (1)	54%	98%
New Castle, Washington
Lamplighter Park Apartments	99%	98%
Bellevue, Washington
Park Capitol Apartments	97%	98%
Salt Lake City, Utah
Sienna Bay Apartments	86%	88%
St. Petersburg, Florida
Tamarac Village Apartments	97%	95%
Denver, Colorado
Williamsburg Manor Apartments (2)	97%	87%
Cary, North Carolina

(1)

The General Partner attributes the decrease in occupancy at Cedar Rim Apartments to redevelopment at the property.  At September 30, 2007, 74 units were unavailable for rent.

(2)

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

Results of Operations

The Partnership realized net income for the three months ended September 30, 2007 of approximately $1,516,000 and a net loss of approximately $122,000 for the nine months ended September 30, 2007 compared to a net loss of approximately $493,000 and $1,503,000 for the three and nine months ended September 30, 2006, respectively. The increase in net income for the three months ended September 30, 2007 and the decrease in net loss for the nine months ended September 30, 2007 is largely due to the gain on sale of discontinued operations (as discussed below) and, to a lesser extent, an increase in total revenues, partially offset by an increase in total expenses and an increase in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and nine months ended September 30, 2006 reflect the operations of Hidden Cove by the Lake Apartments as discontinued operations as result of the sale of the property during 2007.  The operations for the three and nine months ended September 30, 2007 of this property are included in loss from discontinued operations.

On August 16, 2007, the Partnership sold Hidden Cove by the Lake Apartments to a third party for a gross sales price of $4,100,000.  The net proceeds realized by the Partnership were approximately $3,992,000 after payment of closing costs of approximately $108,000.  The Partnership used approximately $2,379,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain on sale of discontinued operations of approximately $2,389,000 during the three and nine months ended September 30, 2007 as a result of the sale.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $437,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $351,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Hidden Cove by the Lake Apartments, loss of approximately $533,000 and $253,000 including revenues of approximately $653,000 and $701,000, have been classified as loss from discontinued operations for the nine months ended September 30, 2007 and 2006, respectively.

During February 2007, one of the Partnership’s investment properties, Hidden Cove by the Lake Apartments, sustained water damage from a pipe break of approximately $35,000. During the three and nine months ended September 30, 2007, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $22,000 as a result of the write off of undepreciated damaged assets of approximately $4,000, which is included in loss from discontinued operations.

The Partnership recognized loss from continuing operations of approximately $469,000 and $1,978,000 for the three and nine months ended September 30, 2007 compared to loss from continuing operations of approximately $425,000 and $1,250,000 for the three and nine months ended September 30, 2006, respectively. The increase in loss from continuing operations for both the three and nine months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues.  The recognition of casualty gains increased for the three months ended September 30, 2007 and decreased for the nine months ended September 30, 2007.

Total revenues increased for both the three and nine months ended September 30, 2007 due to an increase in rental income, partially offset by a decrease in other income. Rental income increased for the three months ended September 30, 2007 due to increases in occupancy at Williamsburg Manor, Sienna Bay, Tamarac Village, and Lamplighter Park Apartments, increases in average rental rates at Williamsburg Manor, Sienna Bay, Tamarac Village, Park Capital, Lamplighter Park, and Cedar Rim Apartments, partially offset by a decrease in occupancy at Park Capital Apartments. Other income decreased due to a decrease in interest income and decreases in tenant utility reimbursements at Tamarac Village and Cedar Rim Apartments. Rental income increased for the nine months ended September 30, 2007 due to increases in occupancy at Williamsburg Manor, Tamarac Village, and Lamplighter Park Apartments, and increases in the average rental rates at all properties, partially offset by decreases in occupancy at Sienna Bay, Park Capital and Cedar Rim Apartments.  Other income decreased for the nine months ended September 30, 2007 due to a decrease in interest income and a decrease in tenant utility reimbursements at Cedar Rim Apartments.

During January 2007, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained damage from a pipe break of approximately $27,000. During the three and nine months ended September 30, 2007, the Partnership received approximately $17,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $6,000.

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage. The preliminary estimate of the cost to repair the damaged unit is approximately $57,000. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

During December 2006, one of the Partnership’s investment properties, Tamarac Village Apartments, incurred damage from a roof leak of approximately $35,000. During the nine months ended September 30, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $19,000 as a result of the write off of undepreciated damaged assets of approximately $6,000.

During December 2006, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage. During the three and nine months ended September 30, 2007, the Partnership received approximately $28,000 in insurance proceeds and recognized a casualty gain of approximately $21,000 as a result of the write off of undepreciated damaged assets of approximately $7,000. In addition, the Partnership received approximately $2,000 for lost rents associated with the casualty event, which is included in rental income.

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

During September 2005, one of the Partnership’s properties, Lamplighter Park Apartments, incurred damage from a roof leak. During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $139,000 and wrote off undepreciated assets of approximately $38,000 resulting in a casualty gain of approximately $101,000. In addition, the Partnership received approximately $14,000 for lost rents associated with the casualty event, which is included in rental income.

Total expenses increased for the nine months ended September 30, 2007 due to increases in operating, general and administrative, depreciation and interest expenses, partially offset by a decrease in property tax expense.  Operating expense increased for the nine months ended September 30, 2007 due to increases in property, maintenance and insurance expenses partially offset by a decrease in administrative and advertising expenses.  Property expense increased due to an increase in payroll and related benefit costs at Sienna Bay Apartments and Cedar Rim Apartments. Maintenance expense increased due to an increase in snow removal at Tamarac Village Apartments, and expenses associated with minor casualties at Tamarac Village and Sienna Bay Apartments, and an increase in contract services at Sienna Bay Apartments. Insurance expense increased primarily due to an increase in insurance premiums for Sienna Bay Apartments and to a lesser extent increases at the other properties as well.  Advertising expense decreased as a result of a decrease in leasing promotions and print advertising primarily at Tamarac Village Apartments. Administrative expense decreased due to the recording of a liability during the nine months ended September 30, 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws. Depreciation expense increased due to property improvements and replacements placed into service primarily at Williamsburg Manor and Sienna Bay Apartments over the past twelve months. Interest expense increased as a result of an increase in interest on advances from affiliates of the General Partner and a decrease in capitalized interest at Sienna Bay Apartments related to the redevelopment project in place, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties, except for Sienna Bay, which lowered the carrying balances of the mortgages, and an increase in capitalized interest at Cedar Rim Apartments related to the redevelopment project. Property tax expense decreased due to a successful tax appeal at Tamarac Village Apartments and an increase in capitalized property taxes at Cedar Rim Apartments. Total expenses increased for the three months ended September 30, 2007 due to an increase in depreciation expense. Operating, general and administrative, interest and property tax expenses remained relatively constant for the three months ended September 30, 2007. The increase in depreciation expense is as discussed above for the nine month period.

General and administrative expenses increased for the nine months ended September 30, 2007 primarily due to an increase in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007 the Partnership had cash and cash equivalents of approximately $602,000 compared to approximately $316,000 at September 30, 2006. Cash and cash equivalents increased approximately $102,000 since December 31, 2006 due to approximately $3,333,000 and $1,091,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $4,322,000 of cash used in investing activities. Cash provided by financing activities consisted of loan proceeds received as a result of the second mortgage obtained on Lamplighter Park Apartments and advances received from affiliates, partially offset by the repayment of the mortgage encumbering Hidden Cove by the Lake Apartments, principal payments made on the mortgages encumbering the Partnership’s properties, loan costs paid, prepayment penalty paid, and repayment of advances from affiliates. Cash used in investing activities consisted of property improvement and replacements partially offset by proceeds from the sale of Hidden Cove by the Lake Apartments and the receipt of insurance proceeds.

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

Cedar Rim Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $4,906,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $360,000, construction period property taxes of approximately $54,000, and other construction period operating costs of approximately $25,000. Additional capital improvements of approximately $49,000 were completed and consisted primarily of floor covering replacements. These improvements were funded from advances from an affiliate of the General Partner and operating cash flow.   The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property. Approximately 74 units were in redevelopment and not in service at September 30, 2007.  Based upon current redevelopment plans, the General Partner anticipates the redevelopment to be completed during the first quarter of 2008 at a total estimated cost of approximately $13,700,000, of which approximately $2,406,000 was completed during the year ended December 31, 2006. The project is being funded by the Partnership’s operating cash flow and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership currently expects to spend an additional $4,000,000 for property redevelopment during 2007 and approximately $2,388,000 during 2008.  In addition, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $134,000 of capital improvements at the property consisting primarily of floor covering, roof, ceiling fan, and appliance replacements and air conditioning and heating upgrades. The improvements were funded from operating cash flow. This property was sold during August 2007.

Lamplighter Park Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $305,000 of capital improvements at the property consisting primarily of repair of damages related to a roof leak, floor covering and appliance replacements, and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $637,000 of capital improvements at the property consisting primarily of floor covering replacements, water heater upgrades, exterior painting and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $479,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, water heater and air conditioning upgrades, plumbing fixtures and roof replacements. These improvements were funded from operating cash flow and insurance proceeds. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen and other interior upgrades and exterior painting and wood repairs that was in place at Tamarac Village Apartments in order to make the property more competitive in the local market and put the project on hold.  The General Partner is continuing to analyze and evaluate future redevelopment plans for the property. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $111,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and air conditioning upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $1,578,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $13,000, construction period property taxes of approximately $11,000 and other construction period operating costs of approximately $3,000. Additional capital improvements of approximately $225,000 were completed and consisted primarily of floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The property is undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed during the fourth quarter of 2007 at a total cost of approximately $7,210,000. Approximately $5,156,000 was spent as part of this project during the years ended December 31, 2006 and 2005. The project is being funded by the Partnership’s operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend an additional $476,000 for property redevelopment during 2007. In addition, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Except as discussed above, the Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $53,275,000 has maturity dates ranging from September 2012 to October 2021. The mortgage indebtedness encumbering Tamarac Village and Cedar Rim Apartments of approximately $21,597,000 requires monthly payments until the loans mature during July 2021 and October 2021, respectively, at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Williamsburg Manor, Sienna Bay, Lamplighter Park and Park Capitol Apartments of approximately $31,678,000 requires monthly payments until the loans mature between September 2012 and July 2021 and have balloon payments totaling approximately $27,287,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $4,200,000 on Lamplighter Park Apartments. The new second mortgage bears interest at a fixed interest rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning October 1, 2007 through the July 1, 2019 maturity date.  The second mortgage has a balloon payment of approximately $3,339,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loans costs of approximately $99,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lamplighter Park Apartments. The modification includes an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $46,000, commencing October 1, 2007, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $5,224,000 is due.  The previous terms were an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $64,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee the obligations and liabilities of the Partnership with respect to the modified loan.

The Partnership made no distributions during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment projects at Sienna Bay and Cedar Rim Apartments along with the amounts accrued and payable to affiliates of the General Partner at September 30, 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,706 limited partnership units (the "Units") in the Partnership representing 62.32% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.32% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms o f the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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

10.63

Multifamily Note dated August 31, 2007 between Consolidated Capital Institutional Properties/3, a California limited partnership and Capmark Bank in reference to Lamplighter Park Apartments filed as Exhibit 10.63 to the Registrant’s Current Report on Form 8-K dated August 31, 2007 and filed on September 7, 2007, incorporated herein by reference.

10.64

Amended and Restated Multifamily Note dated August 31, 2007 between Consolidated Capital Institutional Properties/3, a California limited partnership and Capmark Bank in reference to Lamplighter Park Apartments filed as Exhibit 10.64 to the Registrant’s Current Report on Form 8-K dated August 31, 2007 and filed on September 7, 2007, incorporated herein by reference.

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