Form 10KSB
period 2007-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2008-04-01
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark one)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. []

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $13,833,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission

PART I

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

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC.  In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships.  The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990.  As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. As of December 31, 2007, AIMCO IPLP, L.P. an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 2007, the Partnership owned six apartment complexes located in Florida, North Carolina, Washington, Utah and Colorado.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provides such property management services at the Partnership’s properties.

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect the Partnership’s profitability.

Two of the Partnership’s properties, Cedar Rim Apartments and Sienna Bay Apartments, are currently under redevelopment.  These activities are subject to the following risks:

•

the Partnership may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•

the Partnership may incur costs that exceed its original estimates due to increased material, labor or other costs;

•

the Partnership may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•

occupancy rates and rents at a property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

•

the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

•

the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident terminations, or managing existing improvements on the site prior to resident terminations.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure.  During the year ended December 31, 2007, the Partnership incurred approximately $206,000 related to mold abatement conditions that occurred at Cedar Rim Apartments. The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement.  The Partnership anticipates that an additional $120,000 will be incurred during 2008 as a result of these mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this Form 10-KSB.

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Acquisition	Type of Ownership	Use

Cedar Rim Apartments	4/12/91	Fee ownership subject to	Apartment
New Castle, Washington		first mortgage.	104 units

Lamplighter Park Apartments	4/12/91	Fee ownership subject to	Apartment
Bellevue, Washington		first and second mortgages.	174 units

Park Capitol Apartments	4/13/90	Fee ownership subject to	Apartment
Salt Lake City, Utah		first mortgage.	135 units

Tamarac Village Apartments	6/10/92	Fee ownership subject to	Apartment
I,II,III and IV		first mortgage.	564 units
Denver, Colorado

Williamsburg Manor Apartments	11/30/94	Fee ownership subject to	Apartment
Cary, North Carolina		first mortgage.	183 units

Sienna Bay Apartments	11/30/94	Fee ownership subject to	Apartment
St. Petersburg, Florida		first mortgage.	276 units

On August 16, 2007, the Partnership sold Hidden Cove by the Lake Apartments to a third party for a gross sales price of $4,100,000.  The net proceeds realized by the Partnership were approximately $3,992,000 after payment of closing costs of approximately $108,000.  The Partnership used approximately $2,379,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain on sale of discontinued operations of approximately $2,382,000 during the year ended December 31, 2007 as a result of the sale.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $437,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $351,000.  The loss on extinguishment of debt is included in loss from discontinued operations.

Subsequent to December 31, 2007, the Partnership entered into a sale contract with a third party relating to the sale of Park Capitol Apartments which is projected to close during the second quarter of 2008.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Cedar Rim Apartments	$17,190	$ 4,627	3-30 yrs	S/L	$13,840
Lamplighter
Park Apartments	11,035	5,565	3-30 yrs	S/L	6,262
Park Capitol
Apartments	5,336	3,377	5-30 yrs	S/L	2,499
Tamarac
Village Apartments	22,314	12,794	5-30 yrs	S/L	11,583
Williamsburg
Manor Apartments	8,757	4,527	5-30 yrs	S/L	4,722
Sienna Bay
Apartments	17,534	6,761	5-30 yrs	S/L	10,712

	$82,166	$37,651			$49,618

See "Note A" of the Notes to Financial Statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Cedar Rim
Apartments	$ 4,124	7.49%	240 mths	08/01/21	$ --
Lamplighter Park
Apartments
1st mortgage	6,629	7.48%	360 mths	07/01/21	5,224
2nd mortgage	4,187	5.93%	360 mths	07/01/19	3,339
Park Capitol
Apartments	4,771	5.02%	360 mths	09/01/15	4,030
Tamarac Village
Apartments	17,248	7.45%	240 mths	07/01/21	--
Williamsburg
Manor Apartments	5,023	5.04%	360 mths	09/10/12	4,579
Sienna Bay
Apartments	10,961	5.10%	360 mths	09/10/12	10,115
	$52,943				$27,287

(1)

Fixed rate mortgages

(2)

See "Item 7. Financial Statements – Note C" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $4,200,000 on Lamplighter Park Apartments. The new second mortgage bears interest at a fixed interest rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning October 1, 2007 through the July 1, 2019 maturity date.  The second mortgage has a balloon payment of approximately $3,339,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loans costs of approximately $107,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lamplighter Park Apartments. The modification includes an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $46,000, commencing October 1, 2007, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $5,224,000 is due.  The previous terms were an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $64,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property were as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy

Property	2007	2006	2007	2006

Cedar Rim Apartments (1)	$11,895	$10,676	43%	97%
Lamplighter Park Apartments	11,605	10,281	99%	98%
Park Capitol Apartments	8,870	8,278	98%	98%
Tamarac Village Apartments	6,935	6,608	97%	95%
Williamsburg Manor Apartments (2)	8,722	8,453	96%	89%
Sienna Bay Apartments (3)	11,482	10,053	88%	83%

(1)

The General Partner attributes the decrease in occupancy at Cedar Rim Apartments to redevelopment at the property. At December 31, 2007, 56 units were unavailable for rent.

(2)

The General Partner attributes the increase in occupancy at Williamsburg Manor Apartments to marketing efforts and improved customer service.

(3)

The General Partner attributes the increase in occupancy at Sienna Bay Apartments to the substantial completion of redevelopment at the property.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

	2007	2007
	Taxes	Rates
	(in thousands)

Cedar Rim Apartments	$120	1.11%
Lamplighter Park Apartments	107	0.77%
Park Capitol Apartments	58	1.19%
Tamarac Village Apartments	180	6.69%
Williamsburg Manor Apartments	105	1.14%
Sienna Bay Apartments	295	2.03%

Capital Improvements

Cedar Rim Apartments

During the year ended December 31, 2007, the Partnership completed approximately $8,475,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $579,000, construction period property taxes of approximately $83,000, and other construction period operating costs of approximately $53,000. Additional capital improvements of approximately $89,000 were completed and consisted primarily of floor covering replacements. These improvements were funded from advances from an affiliate of the General Partner and operating cash flow.   The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, lighting upgrades, replacing pool area with a renovated sundeck area, construction of a maintenance shop and storage building and the addition of covered parking spaces.  The planned building exterior improvements consist of roof replacements, gutter improvements, foundation work, replacement of all exterior siding and balcony and stairwell improvements.  The planned common area improvements consist of the reconstruction of mail box kiosks.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of appliances, and other interior renovations. Approximately 56 units were in redevelopment and not in service at December 31, 2007.  Based upon current redevelopment plans, the General Partner anticipates the redevelopment to be completed during the second quarter of 2008 at a total estimated cost of approximately $14,813,000, of which approximately $2,406,000 was completed during the year ended December 31, 2006 in addition to the $8,475,000 completed during 2007 as mentioned above. The project is being funded by the Partnership’s operating cash flow and advances from an affiliate of the General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership currently expects to spend an additional $3,932,000 for property redevelopment during 2008.  In addition, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Hidden Cove by the Lake Apartments

During the year ended December 31, 2007, the Partnership completed approximately $134,000 of capital improvements at the property consisting primarily of floor covering, roof, ceiling fan, and appliance replacements and air conditioning and heating upgrades. The improvements were funded from operating cash flow. This property was sold during August 2007.

Lamplighter Park Apartments

During the year ended December 31, 2007, the Partnership completed approximately $360,000 of capital improvements at the property consisting primarily of repair of damages related to a roof leak, floor covering and appliance replacements, and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the year ended December 31, 2007, the Partnership completed approximately $834,000 of capital improvements at the property consisting primarily of floor covering replacements, water heater upgrades, exterior painting and structural improvements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the year ended December 31, 2007, the Partnership completed approximately $1,939,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, water heater and air conditioning upgrades, plumbing fixtures and roof replacements. These improvements were funded from operating cash flow and insurance proceeds. During 2006, the Partnership reevaluated the phased redevelopment project for kitchen and other interior upgrades and exterior painting and wood repairs that was in place at Tamarac Village Apartments in order to make the property more competitive in the local market and put the project on hold.  The General Partner has no current plans for redevelopment of the property. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the year ended December 31, 2007, the Partnership completed approximately $218,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and air conditioning upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the year ended December 31, 2007, the Partnership completed approximately $1,619,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $13,000, construction period property taxes of approximately $11,000 and other construction period operating costs of approximately $3,000. Additional capital improvements of approximately $294,000 were completed and consisted primarily of floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The property is undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of paving, new signage, the addition of a picnic area and detached garages, landscaping and lighting improvements and repair of tennis courts. The planned building exterior improvements consist of new roofs, gutter improvements, replacement of siding, windows, doors, and addition of secured porches.  The planned common area improvements consist of upgrading the pool area, redecorating the clubhouse, refinishing laundry rooms, and fitness equipment additions.  The planned unit interior improvements consist of kitchen and bath upgrades, appliance replacements, and other interior renovations.  Based on current redevelopment plans, the General Partner anticipates the redevelopment to be completed during the first quarter of 2008 at a total cost of approximately $7,129,000. Approximately $5,156,000 was spent as part of this project during the years ended December 31, 2006 and 2005. The project is being funded by the Partnership’s operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend an additional $354,000 for property redevelopment during 2008. In addition, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units (the "Units") aggregating approximately $95,758,000. The Partnership currently has 7,329 holders of record owning an aggregate of 383,001 Units. Affiliates of the General Partner owned 238,706.6 units or 62.33% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment projects in progress at Sienna Bay Apartments and Cedar Rim Apartments, along with the amounts accrued and payable to affiliates of the General Partner at December 31, 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future. See "Item 2. Description of Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,706.6 Units in the Partnership representing 62.33% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2007 and 2006 was approximately $1,004,000 and $2,164,000 respectively. The decrease in net loss for the year ended December 31, 2007 is largely due to the gain on sale of discontinued operations (as discussed below) and, to a lesser extent, an increase in total revenues, partially offset by an increase in total expenses, a decrease in casualty gains, and an increase in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations for the year ended December 31, 2006 has been restated to reflect the operations of Hidden Cove by the Lake Apartments as discontinued operations as result of the sale of the property during 2007.  The operations for the year ended December 31, 2007 of this property are included in loss from discontinued operations.

On August 16, 2007, the Partnership sold Hidden Cove by the Lake Apartments to a third party for a gross sales price of $4,100,000.  The net proceeds realized by the Partnership were approximately $3,992,000 after payment of closing costs of approximately $108,000.  The Partnership used approximately $2,379,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain on sale of discontinued operations of approximately $2,382,000 during the year ended December 31, 2007 as a result of the sale.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $437,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $351,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Hidden Cove by the Lake Apartments, loss of approximately $512,000 and $289,000 including revenues of approximately $653,000 and $960,000, have been classified as loss from discontinued operations for the years ended December 31, 2007 and 2006, respectively.

During February 2007, one of the Partnership’s investment properties, Hidden Cove by the Lake Apartments, sustained water damage from a pipe break of approximately $35,000. During the year ended December 31, 2007, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $22,000 as a result of the write off of undepreciated damaged assets of approximately $4,000, which is included in loss from discontinued operations.

The Partnership recognized loss from continuing operations of approximately $2,874,000 and $1,875,000 for the years ended December 31, 2007 and 2006 respectively. The increase in loss from continuing operations for the year ended December 31, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. The recognition of casualty gains decreased for the year ended December 31, 2007.

Total revenues increased for the year ended December 31, 2007 due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to increases in occupancy at Williamsburg Manor, Sienna Bay, Tamarac Village, and Lamplighter Park Apartments and an increase in the average rental rate at all of the properties, partially offset by a decrease in occupancy at Cedar Rim Apartments. Other income decreased due to a decrease in interest income and decreases in tenant utility reimbursements at Cedar Rim Apartments.

During January 2007, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained damage from a pipe break of approximately $27,000.

During the year ended December 31, 2007, the Partnership received approximately $17,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $6,000.

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage. The preliminary estimate of the cost to repair the damaged unit is approximately $57,000. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event. During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units.  The estimated cost of the damages is approximately $109,000 and the General Partner anticipates that the insurance proceeds to be received will be sufficient to cover the damages and no casualty loss will result from this event.

During December 2006, one of the Partnership’s investment properties, Tamarac Village Apartments, incurred damage from a roof leak of approximately $35,000. During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $19,000 as a result of the write off of undepreciated damaged assets of approximately $6,000. In addition, the Partnership received approximately $6,000 for lost rents associated with the casualty event, which is included in rental income.

During December 2006, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage. During the year ended December 31, 2007, the Partnership received approximately $28,000 in insurance proceeds and recognized a casualty gain of approximately $21,000 as a result of the write off of undepreciated damaged assets of approximately $7,000. In addition, the Partnership received approximately $2,000 for lost rents associated with the casualty event, which is included in rental income.

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

Total expenses increased for the year ended December 31, 2007 due to increases in operating, general and administrative, depreciation and interest expenses, partially offset by a decrease in property tax expense.  Operating expense increased for the year ended December 31, 2007 due to increases in maintenance and insurance expenses partially offset by a decrease in administrative expenses.  Maintenance expense increased due to an increase in contract services at Williamsburg Manor and Sienna Bay Apartments, expenses associated with minor casualties at Williamsburg Manor, Sienna Bay, Tamarac Village and Lamplighter Park Apartments, mold remediation costs at Cedar Rim Apartments which were addressed as part of the redevelopment of the property and snow removal expense at Tamarac Village Apartments. During the year ended December 31, 2007, the Partnership incurred approximately $206,000 related to mold abatement conditions that occurred at Cedar Rim Apartments.  The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement.  The Partnership anticipates that an additional $120,000 will be incurred during 2008 as a result of these mold conditions. Insurance expense increased primarily due to an increase in insurance premiums for Sienna Bay Apartments and to a lesser extent increases at the other properties as well.  Administrative expense decreased primarily due to the recording of a liability during the year ended December 31, 2006 relating to the forfeiture of unclaimed property pursuant to applicable state and local laws at Tamarac Village Apartments.

Depreciation expense increased due to property improvements and replacements placed into service primarily at Cedar Rim and Sienna Bay Apartments over the past twelve months.  Interest expense increased as a result of an increase in interest on advances from affiliates of the General Partner, the addition of a second mortgage at Lamplighter Park Apartments, and a decrease in capitalized interest at Sienna Bay Apartments related to the redevelopment project in place, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties, which lowered the carrying balances of the mortgages, and an increase in capitalized interest at Cedar Rim Apartments related to the redevelopment project. Property tax expense decreased due to a successful tax appeal at Tamarac Village Apartments related to previous years taxes and an increase in capitalized property taxes at Cedar Rim Apartments.

General and administrative expenses increased for the year ended December 31, 2007 primarily due to an increase in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement and an increase in costs associated with the modification of the existing mortgage encumbering Lamplighter Park Apartments. Also included in general and administrative expenses for both of the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007 the Partnership had cash and cash equivalents of approximately $224,000 compared to approximately $500,000 at December 31, 2006. Cash and cash equivalents decreased approximately $276,000 since December 31, 2006 due to approximately $9,388,000 of cash used in investing activities, partially offset by approximately $7,472,000 and $1,640,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by proceeds from the sale of Hidden Cove by the Lake Apartments and the receipt of insurance proceeds. Cash provided by financing activities consisted of loan proceeds received as a result of the second mortgage obtained on Lamplighter Park Apartments and advances received from affiliates, partially offset by the repayment of the mortgage encumbering Hidden Cove by the Lake Apartments, principal payments on the mortgages encumbering the Partnership’s properties, loan costs paid, prepayment penalty paid, and repayment of advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $4,200,000 on Lamplighter Park Apartments. The new second mortgage bears interest at a fixed interest rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning October 1, 2007 through the July 1, 2019 maturity date.  The second mortgage has a balloon payment of approximately $3,339,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $107,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lamplighter Park Apartments. The modification includes an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $46,000, commencing October 1, 2007, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $5,224,000 is due.  The previous terms were an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $64,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements and redevelopment costs) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $52,943,000 has maturity dates ranging from September 2012 to August 2021. The mortgage indebtedness encumbering Tamarac Village and Cedar Rim Apartments of approximately $21,372,000 requires monthly payments until the loans mature between July 2021 and August 2021, respectively, at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Lamplighter Park, Williamsburg Manor, Sienna Bay, and Park Capitol Apartments of approximately $31,571,000 requires monthly payments until the loans mature between September 2012 and July 2021 and have balloon payments totaling approximately $27,287,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership currently expects to budget approximately $3,332,000 for 2008 related to the redevelopment projects at Sienna Bay and Cedar Rim Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership made no distributions during the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment projects at Sienna Bay and Cedar Rim Apartments, along with the amounts accrued and payable to affiliates of the General Partner at December 31, 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,706.6 Units in the Partnership representing 62.33% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/3

We have audited the accompanying balance sheet of Consolidated Capital Institutional Properties/3 as of December 31, 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3 as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2008

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 224
Receivables and deposits		655
Other assets		1,161
Investment properties (Notes C, D and F)
Land	$ 8,457
Buildings and related personal property	73,709
	82,166
Less accumulated depreciation	(37,651)	44,515
		$ 46,555

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,603
Tenant security deposit liabilities		412
Accrued property taxes		193
Other liabilities		575
Due to affiliates (Note B)		11,018
Mortgage notes payable (Note C)		52,943

Partners' Deficit
General partner	$ (1,054)
Limited partners (383,001 units outstanding)	(20,135)	(21,189)
		$ 46,555

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
		(Restated)
Revenues:
Rental income	$11,766	$11,061
Other income	1,414	1,499
Total revenues	13,180	12,560

Expenses:
Operating	7,024	6,521
General and administrative	590	504
Depreciation	4,304	3,458
Interest	3,446	3,285
Property taxes	749	838
Total expenses	16,113	14,606

Casualty gains (Note F)	59	171

Loss before discontinued operations	(2,874)	(1,875)
Loss from discontinued operations (Notes A and G)	(512)	(289)
Gain on sale of discontinued operations (Note G)	2,382	--

Net loss (Note E)	$ (1,004)	$(2,164)

Net loss allocated to general partner (1%)	$ (10)	$ (22)
Net loss allocated to limited partners (99%)	(994)	(2,142)

	$ (1,004)	$(2,164)

Per limited partnership unit:
Loss from continuing operations	$ (7.43)	$ (4.84)
Loss from discontinued operations	(1.32)	(.75)
Gain on sale of discontinued operations	6.15	--

Net loss per limited partnership unit	$ (2.60)	$ (5.59)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2005	383,029	$(1,022)	$(16,999)	$(18,021)

Abandonment of limited partnership
units (Note A)	(21)	--	--	--

Net loss for the year ended
December 31, 2006	--	(22)	(2,142)	(2,164)

Partners' deficit at
December 31, 2006	383,008	(1,044)	(19,141)	(20,185)

Abandonment of limited partnership
units (Note A)	(7)	--	--	--

Net loss for the year ended
December 31, 2007	--	(10)	(994)	(1,004)

Partners' deficit at
December 31, 2007	383,001	$(1,054)	$(20,135)	$(21,189)

See Accompanying Notes to Financial Statements

 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

 (in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (1,004)	$(2,164)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	4,521	3,823
Amortization of loan costs	111	109
Casualty gain	(81)	(171)
Gain on sale of discontinued operations	(2,382)	--
Loss on extinguishment of debt	437	--
Change in accounts:
Receivables and deposits	(66)	(15)
Other assets	(15)	(15)
Accounts payable	(35)	225
Tenant security deposit liabilities	45	74
Accrued property taxes	(38)	37
Other liabilities	19	(19)
Due to affiliates	128	243
Net cash provided by operating activities	1,640	2,127
Cash flows from investing activities:
Property improvements and replacements	(13,501)	(7,371)
Net receipts from restricted escrows	--	500
Proceeds from the sale of discontinued operations	3,992	--
Insurance proceeds received	121	232
Net cash used in investing activities	(9,388)	(6,639)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,366)	(1,306)
Repayment of mortgage notes payable	(2,379)	--
Proceeds from mortgage notes payable	4,200	--
Prepayment penalty paid	(351)	--
Advances from affiliates	10,954	3,172
Repayment of advances from affiliates	(3,479)	--
Loan costs paid	(107)	--
Net cash provided by financing activities	7,472	1,866
Net decrease in cash and cash equivalents	(276)	(2,646)

Cash and cash equivalents at beginning of period	500	3,146

Cash and cash equivalents at end of period	$ 224	$ 500

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,213	$ 3,307

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 2,156	$ 1,695

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

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

The Partnership operates six apartment properties located throughout the United States.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2006 has been restated as of January 1, 2006 to reflect the operations of Hidden Cove by the Lake Apartments as loss from discontinued operations due to its sale on August 31, 2007 (as discussed in “Note G”).

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $87,000 at December 31, 2007 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of six apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.  During the years ended December 31, 2007 and 2006, the Partnership capitalized interest of approximately $617,000 and $135,000, property taxes of approximately $94,000 and $40,000, and operating costs of approximately $56,000 and $11,000.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Abandoned Units: During 2007 and 2006, the number of limited partnership units decreased by 7 and 21 units, respectively, due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 ½ years and (2) personal property additions over 5 years.

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

Deferred Costs: At December 31, 2007, loan costs of approximately $1,388,000, less accumulated amortization of approximately $534,000 are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $111,000 and $109,000 for the years ended December 31, 2007 and 2006, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $107,000 for 2008, $105,000 for 2009, $102,000 for 2010, $99,000 for 2011 and $87,000 for 2012.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $55,171,000.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expenses of approximately $345,000 and $334,000 for the years ended December 31, 2007 and 2006, respectively, were charged to operating expense and loss from discontinued operations.

Recent Accounting Pronouncement: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $689,000 and $661,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $1,109,000 and $718,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties  and gain on sale of discontinued operations for the years ended December 31, 2007 and 2006 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $702,000 and $357,000, respectively. At December 31, 2007, approximately $92,000 of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates on the accompanying balance sheet.

During the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,408,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $7,546,000 to cover redevelopment costs at Sienna Bay Apartments and Cedar Rim Apartments and property improvements at Park Capitol Apartments, Williamsburg Manor Apartments and Lamplighter Park Apartments. During the year ended December 31, 2006 AIMCO Properties, L.P., advanced the Partnership approximately $745,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $2,427,000 to cover redevelopment costs at Sienna Bay Apartments and Cedar Rim Apartments and property improvements at Park Capitol Apartments. Interest is charged at prime plus 2% (9.25% at December 31, 2007). Interest expense on outstanding advance balances was approximately $660,000 and $44,000 for the years ended December 31, 2007 and 2006, respectively. Total advances and accrued interest of approximately $10,926,000 remain unpaid and are owed to AIMCO Properties, L.P. at December 31, 2007 and are included in due to affiliates on the accompanying balance sheet. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $662,000 to cover expenses related to operations at all of the Partnership’s properties and approximately $3,556,000 to cover redevelopment costs at Cedar Rim Apartments.

In connection with the addition of a second mortgage on Lamplighter Park Apartments in August 2007, the General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $42,000 was paid during the year ended December 31, 2007 (see “Note C – Mortgage Notes Payable”).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $359,000 and $294,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,706.6 the Units in the Partnership representing 62.33% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

Mortgage notes payable at December 31, 2007 consist of the following:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2007	Interest	Rate	Date	Maturity
Property	(in thousands)				(in thousands)

Cedar Rim	$ 4,124	$ 40	7.49%	08/01/21	$ --
Lamplighter Park
1st mortgage	6,629	46	7.48%	07/01/21	5,224
2nd mortgage	4,187	25	5.93%	07/01/19	3,339
Park Capitol	4,771	27	5.02%	09/01/15	4,030
Tamarac Village	17,248	169	7.45%	07/01/21	--
Williamsburg Manor	5,023	28	5.04%	09/10/12	4,579
Sienna Bay	10,961	47	5.10%	09/10/12	10,115
	$52,943	$382			$27,287

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $4,200,000 on Lamplighter Park Apartments. The new second mortgage bears interest at a fixed interest rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning October 1, 2007 through the July 1, 2019 maturity date.  The second mortgage has a balloon payment of approximately $3,339,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loans costs of approximately $107,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lamplighter Park Apartments. The modification includes an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $46,000, commencing October 1, 2007, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $5,224,000 is due.  The previous terms were an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $64,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 1,387
2009	1,485
2010	1,589
2011	1,702
2012	16,440
Thereafter	30,340
$52,943

Note D - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Cedar Rim	$ 4,124	$ 778	$ 4,322	$12,090
Lamplighter Park
1st mortgage	6,629	2,458	5,167	3,410
2nd mortgage	4,187
Park Capitol	4,771	280	2,100	2,956
Tamarac Village	17,248	2,464	10,536	9,314
Williamsburg Manor	5,023	1,281	5,124	2,352
Sienna Bay	10,961	1,463	5,851	10,220
Totals	$52,943	$ 8,724	$33,100	$40,342

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)

Cedar Rim	$ 618	$16,572	$17,190	$ 4,627	1980	04/12/91	3-30
Lamplighter Park	2,351	8,684	11,035	5,565	1968	04/12/91	3-30
Park Capitol	280	5,056	5,336	3,377	1974	04/13/90	5-30
Tamarac Village	2,464	19,850	22,314	12,794	1978	06/10/92	5-30
Williamsburg Manor	1,281	7,476	8,757	4,527	1970	11/30/94	5-30
Sienna Bay	1,463	16,071	17,534	6,761	1976/1985	11/30/94	5-30
	$8,457	$73,709	$82,166	$37,651

Reconciliation of "Investment Properties and Accumulated Depreciation":

	For the Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties:
Balance at beginning of year	$75,291	$66,525
Additions	13,962	8,952
Dispositions of assets	(7,087)	(186)
Balance at end of year	$82,166	$75,291

Accumulated Depreciation:
Balance at beginning of year	$38,631	$34,933
Additions charged to expense	4,521	3,823
Dispositions of assets	(5,501)	(125)
Balance at end of year	$37,651	$38,631

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $83,661,000 and $77,137,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $34,043,000 and $32,866,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2007	2006

Net loss as reported	$ (1,004)	$ (2,164)
Add (deduct):
Fixed asset write-offs and casualty gain	(59)	(171)
Depreciation differences	(370)	92
Change in prepaid rental income	32	(76)
Other	(63)	46
Gain on sale	(1,422)	--
Federal taxable loss	$ (2,886)	$ (2,273)
Federal taxable loss per limited
partnership unit	$ (5.87)	$ (4.46)

For 2007 and 2006, allocation under Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation at December 31, 2007, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported	$(21,189)
Land and buildings	1,495
Accumulated depreciation	3,608
Syndication fees	11,298
Other	1,006
Net liabilities - Federal tax basis	$ (3,782)

Note F – Casualty Events

During January 2007, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained damage from a pipe break of approximately $27,000. During the year ended December 31, 2007, the Partnership received approximately $17,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $6,000.

During February 2007, one of the Partnership’s investment properties, Hidden Cove by the Lake Apartments, sustained water damage from a pipe break of approximately $35,000. During the year ended December 31, 2007, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $22,000 as a result of the write off of undepreciated damaged assets of approximately $4,000, which is included in loss from discontinued operations.

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage. The preliminary estimate of the cost to repair the damaged unit is approximately $57,000. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event. During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units.  The estimated cost of the damages is approximately $109,000 and the General Partner anticipates that the insurance proceeds to be received will be sufficient to cover the damages and no casualty loss will result from this event.

During December 2006, one of the Partnership’s investment properties, Tamarac Village Apartments, incurred damage from a roof leak of approximately $35,000. During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $19,000 as a result of the write off of undepreciated damaged assets of approximately $6,000. In addition, the Partnership received approximately $6,000 for lost rents associated with the casualty event, which is included in rental income.

During December 2006, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage. During the year ended December 31, 2007, the Partnership received approximately $28,000 in insurance proceeds and recognized a casualty gain of approximately $21,000 as a result of the write off of undepreciated damaged assets of approximately $7,000. In addition, the Partnership received approximately $2,000 for lost rents associated with the casualty event, which is included in rental income.

During February 2006, one of the Partnership’s properties, Tamarac Village Apartments, incurred damage from a pipe break. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $93,000 and wrote off undepreciated damaged assets of approximately $23,000 resulting in a casualty gain of approximately $70,000.

During September 2005, one of the Partnership’s properties, Lamplighter Park Apartments, incurred damage from a roof leak. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $139,000 and wrote off undepreciated damaged assets of approximately $38,000 resulting in a casualty gain of approximately $101,000. In addition, the Partnership received approximately $14,000 for lost rents associated with the casualty event, which are classified in rental income.

Note G – Sale of Investment Property

On August 16, 2007, the Partnership sold Hidden Cove by the Lake Apartments to a third party for a gross sales price of $4,100,000.  The net proceeds realized by the Partnership were approximately $3,992,000 after payment of closing costs of approximately $108,000.  The Partnership used approximately $2,379,000 of the net proceeds to repay the mortgage encumbering the property.  The Partnership realized a gain on sale of discontinued operations of approximately $2,382,000 during the year ended December 31, 2007 as a result of the sale.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $437,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $351,000.  The loss on extinguishment of debt is included in loss from discontinued operations.  In accordance with SFAS No. 144 the operations of Hidden Cove by the Lake Apartments, loss of approximately $512,000 and $289,000 including revenues of approximately $653,000 and $960,000, have been classified as loss from discontinued operations on the accompanying statements of operations for the years ended December 31, 2007 and 2006, respectively.

Note H – Redevelopment

Two of the Partnership’s investment properties, Sienna Bay and Cedar Rim Apartments, are currently under redevelopment. Based on current redevelopment plans, the General Partner anticipates the Sienna Bay Apartments redevelopment to be completed during the 1st quarter of 2008 at a total estimated cost of approximately $7,129,000 of which approximately $5,156,000 was completed during the years ended December 31, 2006 and 2005, and an additional $1,619,000 was completed during the year ended December 31, 2007. The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of paving, new signage, the addition of a picnic area and detached garages, landscaping and lighting improvements and repair of tennis courts. The planned building exterior improvements consist of new roofs, gutter improvements, replacement of siding, windows, doors, and addition of secured porches.  The planned common area improvements consist of upgrading the pool area, redecorating the clubhouse, refinishing laundry rooms, and fitness equipment additions.  The planned unit interior improvements consist of kitchen and bath upgrades, appliance replacements, and other interior renovations. Included in these construction costs are capitalized interest costs of approximately $13,000 and $102,000, capitalized property tax expense of approximately $11,000 and $40,000, and other construction period operating costs of approximately $3,000 and $11,000 for the years ended December 31, 2007 and 2006, respectively. The Partnership currently expects to spend approximately $354,000 for property redevelopment during 2008.  The project is being funded by the Partnership’s operating cash flow and advances from an affiliate of the General Partner.

Based upon current redevelopment plans, the General Partner anticipates the Cedar Rim Apartments redevelopment to be completed during the second quarter of 2008 at a total estimated cost of approximately $14,813,000, of which approximately $2,406,000 was completed during the year ended December 31, 2006 and an additional $8,475,000 was completed during the year ended December 31, 2007. The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, lighting upgrades, replacing pool area with a renovated sundeck area, construction of a maintenance shop and storage building and the addition of covered parking spaces.  The planned building exterior improvements consist of roof replacements, gutter improvements, foundation work, replacement of all exterior siding and balcony and stairwell improvements.  The planned common area improvements consist of the reconstruction of mail box kiosks.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of appliances, and other interior renovations. Included in these construction costs are capitalized interest costs of approximately $579,000, construction period property tax expense of approximately $83,000, and other construction period operating costs of approximately $53,000 for the year ended December 31, 2007.   The Partnership currently expects to spend approximately $3,932,000 for property redevelopment during during 2008.  The project is being funded by the Partnership’s operating cash flow and advances from an affiliate of the General Partner.

Note I – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure.  During the year ended December 31, 2007, the Partnership incurred approximately $206,000 related to mold abatement conditions that occurred at Cedar Rim Apartments. The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement.  The Partnership anticipates that an additional $120,000 will be incurred during 2008 as a result of these mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Note J – Subsequent Event

Subsequent to December 31, 2007, the Partnership entered into a sale contract with a third party relating to the sale of Park Capitol Apartments which is projected to close during the second quarter of 2008.  The Partnership determined that certain criteria of SFAS No. 144 were not met at December 31, 2007 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Consolidated Capital Institutional Properties/3 (the “Partnership” or the “Registrant”) has no directors or officers.  ConCap Equities, Inc. (“CEI” or the “General Partner”) manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.

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

Item 10.

Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2007, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the Partnership:

Name and address	Number of Units	Percent of Total
AIMCO IPLP, L.P.	44,867.7	11.71%
(an affiliate of AIMCO)
Madison River Properties, LLC	46,747.4	12.21%
(an affiliate of AIMCO)
Cooper River Properties, LLC	28,039.3	7.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	119,052.20	31.09%
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

Beneficial Owners of CEI

As of December 31, 2007, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $689,000 and $661,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $1,109,000 and $718,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the years ended December 31, 2007 and 2006 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $702,000 and $357,000, respectively. At December 31, 2007, approximately $92,000 of these reimbursements are payable to affiliates of the General Partner.

During the year ended December 31, 2007, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $3,408,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $7,546,000 to cover redevelopment costs at Sienna Bay Apartments and Cedar Rim Apartments and property improvements at Park Capitol Apartments, Williamsburg Manor Apartments and Lamplighter Park Apartments. During the year ended December 31, 2006 AIMCO Properties, L.P., advanced the Partnership approximately $745,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $2,427,000 to cover redevelopment costs at Sienna Bay Apartments and Cedar Rim Apartments and property improvements at Park Capitol Apartments. Interest is charged at prime plus 2% (9.25% at December 31, 2007). Interest expense on outstanding advance balances was approximately $660,000 and $44,000 for the years ended December 31, 2007 and 2006, respectively. Total advances and accrued interest of approximately $10,926,000 remain unpaid and are owed to AIMCO Properties, L.P. at December 31, 2007 and are included in due to affiliates on the accompanying balance sheet. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $662,000 to cover expenses related to operations at all of the Partnership’s properties and approximately $3,556,000 to cover redevelopment costs at Cedar Rim Apartments.

In connection with the addition of a second mortgage on Lamplighter Park Apartments in August 2007, the General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $42,000 was paid during the year ended December 31, 2007.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $359,000 and $294,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,706.6 the Units in the Partnership representing 62.33% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See attached Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $82,000 and $69,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $21,000 and $19,000 for 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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

10.55

Additional Mortgage Note dated August 31, 2005 between AIMCO Sandpiper, LLC, a Delaware limited liability company and New York Life Insurance Company (related to Sienna Bay Apartments) filed as Exhibit 10.55 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.56

Modification, Reinstatement and Consolidation of Notes dated August 31, 2005 between AIMCO Sandpiper, LLC, a Delaware limited liability company and New York Life Insurance Company (related to Sienna Bay Apartments) filed as Exhibit 10.56 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.57

Mortgage, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between AIMCO Sandpiper, LLC, a Delaware limited liability company and New York Life Insurance Company (related to Sienna Bay Apartments) filed as Exhibit 10.57 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

10.58

Guaranty dated August 31, 2005 between AIMCO Properties, L.P. for the benefit of New York Life Insurance Company (related to Sienna Bay Apartments) filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K dated August 31, 2005 and filed on September 7, 2005, incorporated herein by reference.

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