Form 10-Q
period 2008-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2008-05-14
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 258	$ 224
Receivables and deposits	724	655
Other assets	1,482	1,089
Investment properties:
Land	8,177	8,177
Buildings and related personal property	71,911	68,653
	80,088	76,830
Less accumulated depreciation	(35,575)	(34,274)
	44,513	42,556
Assets held for sale (Note A)	2,013	2,031
	$ 48,990	$ 46,555

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,560	$ 2,603
Tenant security deposit liabilities	429	412
Accrued property taxes	310	193
Other liabilities	564	555
Due to affiliates (Note B)	15,614	11,018
Mortgage notes payable	47,854	48,172
Liabilities related to assets held for
sale (Note A)	4,787	4,791
	71,118	67,744

Partners' Deficit
General partner	(1,063)	(1,054)
Limited partners (383,001 units outstanding)	(21,065)	(20,135)
	(22,128)	(21,189)
	$ 48,990	$ 46,555

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 2,776	$ 2,526
Other income	408	308
Total revenues	3,184	2,834

Expenses:
Operating	1,563	1,616
General and administrative	138	148
Depreciation	1,307	938
Interest	962	827
Property taxes	204	173
Total expenses	4,174	3,702

Casualty gain (Note C)	33	--

Loss before discontinued operations	(957)	(868)
Income (loss) from discontinued operations (Note A)	18	(45)

Net loss	$ (939)	$ (913)

Net loss allocated to general partner (1%)	$ (9)	$ (9)
Net loss allocated to limited partners (99%)	(930)	(904)

	$ (939)	$ (913)

Per limited partnership unit:
Loss from continuing operations	$ (2.48)	$ (2.27)
Income (loss) from discontinued operations	.05	(.09)

Net loss per limited partnership unit	$ (2.43)	$ (2.36)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2007	383,001	$(1,054)	$(20,135)	$(21,189)

Net loss for the three months
ended March 31, 2008	--	(9)	(930)	(939)

Partners' deficit at
March 31, 2008	383,001	$(1,063)	$(21,065)	$(22,128)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (939)	$ (913)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,392	1,090
Amortization of loan costs	27	30
Casualty Gain	(33)	--
Change in accounts:
Receivables and deposits	(69)	(108)
Other assets	(418)	(398)
Accounts payable	135	614
Tenant security deposit liabilities	17	36
Accrued property taxes	133	134
Other liabilities	9	46
Due to affiliates	378	231
Net cash provided by operating activities	632	762

Cash flows from investing activities:
Property improvements and replacements	(4,516)	(3,036)
Insurance proceeds received	38	--
Net cash used in investing activities	(4,478)	(3,036)

Cash flows from financing activities:
Payments on mortgage notes payable	(338)	(341)
Advances from affiliates	4,218	2,333
Net cash provided by financing activities	3,880	1,992

Net increase (decrease) in cash and cash equivalents	34	(282)
Cash and cash equivalents at beginning of period	224	500

Cash and cash equivalents at end of period	$ 258	$ 218

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 714	$ 777
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 978	$ 723

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $2,156,000 and $1,695,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Certain reclassifications have been made to the 2007 information to conform to the 2008 presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three months ended March 31, 2007 have been restated to reflect the operations of Hidden Cove by the Lake Apartments as discontinued operations as a result of the sale of the property in August 2007. As of March 31, 2008 the Partnership is actively marketing Park Capitol Apartments for sale and accordingly the operations of Park Capitol Apartments are also included in discontinued operations for the three months ended March 31, 2008 and 2007.  The respective assets and liabilities of Park Capitol Apartments are classified as held for sale as of March 31, 2008 on the accompanying balance sheet and the December 31, 2007 balance sheet has been restated to reflect this classification.  The operations for the three months ended March 31, 2007 of Hidden Cove by the Lake and for the three months ended March 31, 2008 and 2007 of Park Capitol Apartments are included in income (loss) from discontinued operations. Included in income (loss) from discontinued operations are revenues of approximately zero and $262,000 for the three months ended March 31, 2008 and 2007, respectively, for Hidden Cove by the Lake Apartments and revenues of approximately $331,000 and $303,000 for the three months ended March 31, 2008 and 2007, respectively, for Park Capitol Apartments.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $166,000 and $167,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expense and income (loss) from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $357,000 and $297,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and income (loss) from discontinued operations. The portion of these reimbursements included in investment properties and assets held for sale for the three months ended March 31, 2008 and 2007 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $262,000 and $190,000, respectively.  At March 31, 2008 and December 31, 2007, approximately $189,000 and $92,000, respectively, of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates.

During the three months ended March 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $660,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $3,558,000 to cover redevelopment costs at Cedar Rim Apartments. During the three months ended March 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $356,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $1,977,000 to cover redevelopment costs at Sienna Bay Apartments and Cedar Rim Apartments and property improvements at Williamsburg Manor Apartments.  Interest is charged at prime plus 2% (7.25% at March 31, 2008). Interest expense on outstanding advance balances was approximately $282,000 and $120,000 for the three months ended March 31, 2008 and 2007, respectively.  Total advances and accrued interest of approximately $15,425,000 and $10,926,000 remain unpaid and are owed to AIMCO Properties, L.P. at March 31, 2008 and December 31, 2007, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $623,000 to cover expenses related to operations at Cedar Rim, Sienna Bay, Tamarac Village and Lamplighter Park Apartments and approximately $448,000 to cover redevelopment costs at Cedar Rim Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $195,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $359,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Events

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the three months ended March 31, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000 as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $102,000.  Subsequent to March 31, 2008, the Partnership received insurance proceeds of approximately $66,000.  The estimated casualty gain to be recognized during the second quarter of 2008 is approximately $52,000 as a result of the write off of undepreciated  damaged assets of approximately $14,000. Additional insurance proceeds are expected to be received related to this casualty.

Note D – Redevelopment

During 2005, the Partnership began a major redevelopment project at Sienna Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  As of March 31, 2008 the redevelopment was complete.  The total cost of the redevelopment was approximately $6,777,000, of which approximately $2,000 was completed during the three months ended March 31, 2008.

During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based upon current redevelopment plans, the General Partner anticipates the Cedar Rim Apartments redevelopment to be completed during the third quarter of 2008 at a total estimated cost of approximately $14,616,000, of which approximately $10,881,000 was completed during the years ended December 31, 2007 and 2006 and an additional $2,713,000 was completed during the three months ended March 31, 2008. The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, lighting upgrades, replacing pool area with a renovated sundeck area, construction of a maintenance shop and storage building and the addition of covered parking spaces.  The planned building exterior improvements consist of roof replacements, gutter improvements, foundation work, replacement of all exterior siding and balcony and stairwell improvements.  The planned common area improvements consist of the reconstruction of mail box kiosks.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of appliances, and other interior renovations. Included in these construction costs are capitalized construction period interest of approximately $135,000 and $54,000, construction period property taxes of approximately $8,000 and $3,000, and other construction period operating costs of approximately $19,000 and $1,000 for the three months ended March 31, 2008 and 2007, respectively.   The Partnership currently expects to spend approximately $1,022,000 for property redevelopment during during the remainder of 2008. The project is being funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure.  During the year ended December 31, 2007, the Partnership incurred approximately $206,000 related to mold abatement conditions that occurred at Cedar Rim Apartments and an additional $62,000 during the three months ended March 31, 2008.  The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement.  The Partnership anticipates that an additional $50,000 will be incurred during the reminder of 2008 as a result of these mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of six apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Cedar Rim Apartments (1)	35%	84%
New Castle, Washington
Lamplighter Park Apartments	99%	98%
Bellevue, Washington
Park Capitol Apartments	99%	98%
Salt Lake City, Utah
Sienna Bay Apartments (2)	90%	74%
St. Petersburg, Florida
Tamarac Village Apartments	97%	96%
Denver, Colorado
Williamsburg Manor Apartments	93%	92%
Cary, North Carolina

(1)

The General Partner attributes the decrease in occupancy at Cedar Rim Apartments to redevelopment at the property.

(2)

The General Partner attributes the increase in occupancy at Sienna Bay Apartments to completion of the redevelopment of the property during the first quarter of 2008.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 and 2007 was approximately $939,000 and $913,000, respectively. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues, an increase in the recognition of a casualty gain and an increase in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations for the three months ended March 31, 2007 has been restated to reflect the operations of Hidden Cove by the Lake Apartments as discontinued operations as result of the sale of the property in August 2007.  As of March 31, 2008 the Partnership is actively marketing Park Capitol Apartments for sale and accordingly the operations of Park Capitol Apartments are also included in discontinued operations for the three months ended March 31, 2008 and 2007.  The operations for the three months ended March 31, 2007 of Hidden Cove by the Lake and for the three months ended March 31, 2008 and 2007 of Park Capitol Apartments are included in income (loss) from discontinued operations. Included in income (loss) from discontinued operations are revenues of approximately zero and $262,000 for the three months ended March 31, 2008 and 2007, respectively, for Hidden Cove by the Lake Apartments and revenues of approximately $331,000 and $303,000 for the three months ended March 31, 2008 and 2007, respectively, for Park Capitol Apartments.

The Partnership recognized a loss from continuing operations of approximately $957,000 and $868,000 for the three months ended March 31, 2008 and 2007, respectively. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues and an increase in the recognition of a casualty gain.

Total revenues increased due to increases in both rental and other income. Rental income increased due to increases in occupancy at all properties, except Cedar Rim Apartments and an increase in the average rental rate at all of the properties. Other income increased due to an increase in tenant utility reimbursements at Tamarac Village Apartments, Sienna Bay Apartments, and Lamplighter Park Apartments and lease cancellation fees at Sienna Bay Apartments.

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the three months ended March 31, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000 as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $102,000.  Subsequent to March 31, 2008, the Partnership received insurance proceeds of approximately $66,000.  The estimated casualty gain to be recognized during the second quarter of 2008 is approximately $52,000 as a result of the write off of undepreciated  damaged assets of approximately $14,000. Additional insurance proceeds are expected to be received related to this casualty.

Total expenses increased due to increases in depreciation, interest and property tax expenses partially offset by a decrease in operating expense. General and administrative expenses remained relatively constant for the comparable periods. Depreciation expense increased due to additions placed into service primarily at Cedar Rim Apartments and Sienna Bay Apartments during the year which are now being depreciated.  Interest expense increased as a result of an increase in interest on advances from AIMCO Properties, L.P., an affiliate of the General Partner and the addition of a second mortgage at Lamplighter Park Apartments during August 2007, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties, which lowered the carrying balances of the mortgages, and an increase in capitalized interest at Cedar Rim Apartments related to the redevelopment project. Property tax expense increased due to a successful tax appeal at Tamarac Village Apartments during the prior year related to previous years taxes.

Operating expense decreased due to decreases in property and maintenance expenses partially offset by increases in insurance and advertising expenses.  Property expenses decreased primarily due to decreases in utilities at Tamarac Village Apartments and Williamsburg Manor Apartments and salaries and related benefits at Sienna Bay Apartments and Tamarac Village Apartments.  Maintenance expense decreased primarily due to a decrease in contract services at Lamplighter Park Apartments. Insurance expense increased primarily due to increased hazard insurance premiums at Sienna Bay Apartments and Cedar Rim Apartments.  Advertising expense increased primarily due to increased promotional costs at Cedar Rim Apartments.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements paid to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008 the Partnership had cash and cash equivalents of approximately $258,000 compared to approximately $218,000 at March 31, 2007. Cash and cash equivalents increased approximately $34,000 since December 31, 2007 due to approximately $3,880,000 and $632,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $4,478,000 of cash used in financing activities.  Cash provided by financing activities consisted of advances received from affiliates, partially offset by principal payments on the mortgages encumbering the Partnership’s properties. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $2,713,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $135,000, construction period property taxes of approximately $8,000, and other construction period operating costs of approximately $19,000. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  The redevelopment is expected to consist of site, building exterior, common area and unit interior improvements.  The planned site improvements consist of landscape enhancements and replacements, lighting upgrades, replacing pool area with a renovated sundeck area, construction of a maintenance shop and storage building and the addition of covered parking spaces. The planned building exterior improvements consist of roof replacements, gutter improvements, foundation work, replacement of all exterior siding and balcony and stairwell improvements.  The planned common area improvements consist of the reconstruction of mail box kiosks.  The planned unit interior improvements consist of kitchen and bath upgrades, replacement of appliances, and other interior renovations. Based upon current redevelopment plans, the General Partner anticipates the redevelopment to be completed during the third quarter of 2008 at a total estimated cost of approximately $14,616,000, of which approximately $10,881,000 was completed during the years ended December 31, 2007 and 2006 in addition to the $2,713,000 completed during the three months ended March 31, 2008 as mentioned above. The project is being funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership currently expects to spend an additional $1,022,000 for property redevelopment during 2008.  In addition, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $183,000 of capital improvements at the property consisting primarily of repair of damages related to a roof leak and floor covering and appliance replacements.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $69,000 of capital improvements at the property consisting primarily of floor covering replacements, swimming pool resurfacing and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $294,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, kitchen and bath resurfacing, structural improvements, recreational facility improvements and exterior painting. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated.

Williamsburg Manor Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $51,000 of capital improvements at the property consisting primarily of floor covering replacements, furniture and fixtures and casualty repairs. These improvements were funded from operating cash flow, insurance proceeds, and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $2,000 of capital improvements arising from the redevelopment of the property.  Additional capital improvements of approximately $26,000 were completed and consisted primarily of floor covering and furniture replacements, and fire safety improvements. These improvements were funded from operating cash flow. During 2005, the Partnership began a major redevelopment project at Sienna Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. As of March 31, 2008 the redevelopment was complete.  The total cost of the redevelopment was approximately $6,777,000, of which approximately $2,000 was completed during the three months ended March 31, 2008. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements and redevelopment costs) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $52,605,000 has maturity dates ranging from September 2012 to August 2021. The mortgage indebtedness encumbering Tamarac Village and Cedar Rim Apartments of approximately $21,142,000 requires monthly payments until the loans mature between July 2021 and August 2021, respectively, at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Lamplighter Park, Williamsburg Manor, Sienna Bay, and Park Capitol Apartments of approximately $31,463,000 requires monthly payments until the loans mature between September 2012 and July 2021 and have balloon payments totaling approximately $27,287,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment project at Cedar Rim Apartments along with the amounts accrued and payable to affiliates of the General Partner at March 31, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 238,706.6 limited partnership units (the "Units") in the Partnership representing 62.33% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.33% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4.

Controls and Procedures

(a)

Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.  Plaintiffs took an appeal from this order.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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