Form 10-Q
period 2008-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2008-08-14
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

[ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
		(Restated)
Assets
Cash and cash equivalents	$ 437	$ 224
Receivables and deposits	711	655
Other assets	1,283	1,089
Investment properties:
Land	8,177	8,177
Buildings and related personal property	72,918	68,653
	81,095	76,830
Less accumulated depreciation	(37,098)	(34,274)
	43,997	42,556
Assets held for sale (Note A)	--	2,031
	$ 46,428	$ 46,555

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,218	$ 2,603
Tenant security deposit liabilities	424	412
Accrued property taxes	307	193
Other liabilities	543	555
Due to affiliates (Note B)	10,347	11,018
Mortgage notes payable	47,530	48,172
Liabilities related to assets held
for sale (Note A)	--	4,791
	60,369	67,744

Partners' Deficit
General partner	(982)	(1,054)
Limited partners (383,001 units outstanding)	(12,959)	(20,135)
	(13,941)	(21,189)
	$ 46,428	$ 46,555

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 2,963	$ 2,647	$ 5,739	$ 5,173
Other income	363	386	771	694
Total revenues	3,326	3,033	6,510	5,867

Expenses:
Operating	1,645	1,623	3,208	3,239
General and administrative	158	154	296	302
Depreciation	1,581	964	2,888	1,902
Interest	1,112	829	2,074	1,656
Property tax	212	187	416	360
Total expenses	4,708	3,757	8,882	7,459

Casualty gain (Note C)	52	19	85	19
Loss before discontinued
operations	(1,330)	(705)	(2,287)	(1,573)
Loss from discontinued
operations (Notes A and E)	(356)	(20)	(338)	(65)
Gain on sale of discontinued
operations (Note E)	9,873	--	9,873	--
Net income (loss)	$ 8,187	$ (725)	$ 7,248	$(1,638)

Net income (loss) allocated to
general partner (1%)	$ 82	$ (7)	$ 72	$ (16)
Net income (loss) allocated to
limited partners (99%)	8,105	(718)	7,176	(1,622)
	$ 8,187	$ (725)	$ 7,248	$(1,638)
Per limited partnership unit:
Loss from continuing
operations	$ (3.44)	$ (1.82)	$ (5.91)	$ (4.06)
Loss from discontinued
operations	(.92)	(.05)	(.87)	(.17)
Gain on sale of discontinued
operations	25.52	--	25.52	--
	$ 21.16	$ (1.87)	$ 18.74	$ (4.23)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2007	383,001	$(1,054)	$(20,135)	$(21,189)

Net income for the six months
ended June 30, 2008	--	72	7,176	7,248

Partners' deficit at
June 30, 2008	383,001	$ (982)	$(12,959)	$(13,941)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 7,248	$(1,638)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	2,974	2,207
Amortization of loan costs	54	53
Casualty gain	(85)	(19)
Gain on sale of discontinued operations	(9,873)	--
Loss on extinguishment of debt	383	--
Change in accounts:
Receivables and deposits	(56)	(98)
Other assets	(244)	(328)
Accounts payable	(209)	18
Tenant security deposit liabilities	12	57
Accrued property taxes	114	168
Other liabilities	(32)	84
Due to affiliates	266	519
Net cash provided by operating activities	552	1,023

Cash flows from investing activities:
Property improvements and replacements	(5,682)	(4,474)
Proceeds from the sale of discontinued operations	11,904	--
Insurance proceeds received	104	25
Net cash provided by (used in) investing activities	6,326	(4,449)

Cash flows from financing activities:
Payments on mortgage notes payable	(675)	(689)
Repayment of mortgage note payable	(4,738)	--
Prepayment penalty paid	(315)	--
Advances from affiliates	5,289	3,821
Repayment of advances from affiliates	(6,226)	--
Net cash (used in) provided by financing activities	(6,665)	3,132

Net increase (decrease) in cash and cash equivalents	213	(294)

Cash and cash equivalents at beginning of period	224	500

Cash and cash equivalents at end of period	$ 437	$ 206

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,771	$ 1,516

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 911	$ 710

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $2,156,000 and $1,695,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Certain reclassifications have been made to the 2007 information to conform to the 2008 presentation.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2007 have been restated to reflect the operations of Hidden Cove by the Lake Apartments and Park Capitol Apartments as discontinued operations as a result of the sales of the properties in August 2007 and June 2008, respectively. The operations for the three and six months ended June 30, 2008 of Park Capitol Apartments are included in loss from discontinued operations. Included in the loss from discontinued operations are revenues of approximately $268,000 and $530,000 for the three and six months ended June 30, 2007, respectively, for Hidden Cove by the Lake Apartments and revenues of approximately $273,000 and $604,000 and $309,000 and $612,000 for the three and six months ended June 30, 2008 and 2007, respectively, of Park Capitol Apartments.

As a result of the sale of Park Capitol Apartments in June 2008, the accompanying balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of Park Capitol Apartments as held for sale.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $343,000 and $339,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $538,000 and $497,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the six months ended June 30, 2008 and 2007 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $336,000 and $277,000, respectively.  At December 31, 2007, approximately $92,000 of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates.  No such reimbursements were owed at June 30, 2008.

During the six months ended June 30, 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $1,293,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $3,996,000 to cover redevelopment costs at Cedar Rim Apartments. During the six months ended June 30, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $1,341,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $2,480,000 to cover redevelopment costs at Sienna Bay Apartments and Cedar Rim Apartments and property improvements at Williamsburg Manor Apartments and Lamplighter Park Apartments.  Interest is charged at prime plus 2% (7.00% at June 30, 2008). Interest expense on outstanding advance balances was approximately $564,000 and $286,000 for the six months ended June 30, 2008 and 2007, respectively.  Total advances and accrued interest of approximately $10,347,000 and $10,926,000 remain unpaid and are owed to AIMCO Properties, L.P. at June 30, 2008 and December 31, 2007, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $678,000 to cover redevelopment costs at Cedar Rim Apartments and operations at Sienna Bay Apartments and Tamarac Village Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $195,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $359,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Events

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the six months ended June 30, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000 as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $102,000.  During the three and six months ended June 30, 2008, the Partnership received insurance proceeds of approximately $66,000 and wrote off undepreciated assets of approximately $14,000 resulting in a casualty gain of approximately $52,000. Additional insurance proceeds are expected to be received related to this casualty.

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

Note D – Redevelopment

During 2005, the Partnership began a major redevelopment project at Sienna Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  As of June 30, 2008 the redevelopment was complete.  The total cost of the redevelopment was approximately $6,777,000, of which approximately $2,000 was completed during the six months ended June 30, 2008.

During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based upon current redevelopment plans, the General Partner anticipates the Cedar Rim Apartments redevelopment to be completed during the fourth quarter of 2008 at a total estimated cost of approximately $14,933,000, of which approximately $10,881,000 was completed during the years ended December 31, 2007 and 2006 and an additional $2,948,000 was completed during the six months ended June 30, 2008. The redevelopment consists of site, building exterior, common area and unit interior improvements.  The site improvements consist of landscape enhancements and replacements, lighting upgrades, replacing pool area with a renovated sundeck area, construction of a maintenance shop and storage building and the addition of covered parking spaces.  The building exterior improvements consist of roof replacements, gutter improvements, foundation work, replacement of all exterior siding and balcony and stairwell improvements.  The common area improvements consist of the reconstruction of mail box kiosks.  The unit interior improvements consist of kitchen and bath upgrades, replacement of appliances, and other interior renovations. Included in these construction costs are capitalized construction period interest of approximately $139,000 and $156,000, construction period property taxes of approximately $8,000 and $28,000, and other construction period operating costs of approximately $19,000 and $11,000 for the six months ended June 30, 2008 and 2007, respectively.   The Partnership currently expects to spend approximately $1,104,000 for property redevelopment during the remainder of 2008. The project is being funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.

Note E – Sale of Investment Properties

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,873,000 during the six months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.  The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144 the operations of Park Capitol Apartments, loss of approximately $338,000 and income of $65,000, including revenues of approximately $604,000 and $612,000 have been classified as loss from discontinued operations on the accompanying statements of operations for the six months ended June 30, 2008 and 2007, respectively.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19,  2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees. The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure. During the year ended December 31, 2007, the Partnership incurred approximately $206,000 related to mold abatement conditions that occurred at Cedar Rim Apartments and an additional $88,000 during the six months ended June 30, 2008.  The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement.  The Partnership does not anticipate that it will incur any additional costs during the reminder of 2008 as a result of these mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Cedar Rim Apartments (1)	53%	67%
New Castle, Washington
Lamplighter Park Apartments	99%	99%
Bellevue, Washington
Sienna Bay Apartments (2)	91%	81%
St. Petersburg, Florida
Tamarac Village Apartments	97%	97%
Denver, Colorado
Williamsburg Manor Apartments	95%	96%
Cary, North Carolina

(1)

The General Partner attributes the decrease in occupancy at Cedar Rim Apartments to ongoing redevelopment at the property.

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

Results of Operations

The Partnership’s net income was approximately $8,187,000 and $7,248,000 for the three and six months ended June 30, 2008, respectively, compared to net loss of approximately $725,000 and $1,638,000 for the three and six months ended June 30, 2007, respectively. The increase in net income for the three and six months ended June 30, 2008 is primarily due to the recognition of a gain on sale of discontinued operations, the recognition of casualty gains and an increase in total revenues partially offset by an increase in loss from discontinued operations and total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and six months ended June 30, 2007 have been restated to reflect the operations of Hidden Cove by the Lake Apartments and Park Capitol Apartments as discontinued operations as a result of the sales of the properties in August 2007 and June 2008, respectively. The operations for the three and six months ended June 30, 2008 of Park Capitol Apartments are included in loss from discontinued operations. Included in the loss from discontinued operations are revenues of approximately $268,000 and $530,000 for the three and six months ended June 30, 2007, respectively, for Hidden Cove by the Lake Apartments and revenues of approximately $273,000 and $604,000 and $309,000 and $612,000 for the three and six months ended June 30, 2008 and 2007, respectively, of Park Capitol Apartments.

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,873,000 during the six months ended June 30, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.  The loss on extinguishment of debt is included in loss from discontinued operations. In accordance with SFAS No. 144 the operations of Park Capitol Apartments, loss of approximately $338,000 and income of approximately $65,000, including revenues of approximately $604,000 and $612,000 have been classified as loss from discontinued operations for the six months ended June 30, 2008 and 2007, respectively.

The Partnership recognized a loss from continuing operations of approximately $1,330,000 and $2,287,000 for the three and six months ended June 30, 2008 compared to loss from continuing operations of approximately $705,000 and $1,573,000 for the three and six months ended June 30, 2007, respectively.  The increase in loss from continuing operations for both the three and six months ended June 30, 2008 is due  an increase in total expenses, partially offset by an increase in total revenues and an increase in the recognition of casualty gains.

Total revenues increased for the three months ended June 30, 2008 due to an increase in rental income partially offset by a decrease in other income.  Total revenues increased for the six months ended June 30, 2008 due to increases in both rental income and other income. Rental income increased for both periods due to an increase in the average rental rates at all of the investment properties and an increase in occupancy at Sienna Bay Apartments partially offset by a decrease in occupancy at Cedar Rim Apartments.  Other income increased for the six month period due to an increase in tenant utility reimbursements at Williamsburg Manor, Sienna Bay, and Lamplighter Park Apartments and lease cancellation fees at Sienna Bay Apartments.  Other income decreased for the three month period due to a decrease in tenant utility reimbursements at Tamarac Village Apartments.

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the six months ended June 30, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000 as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $102,000.  During the three and six months ended June 30, 2008, the Partnership received insurance proceeds of approximately $66,000 and wrote off undepreciated assets of approximately $14,000 resulting in a casualty gain of approximately $52,000. Additional insurance proceeds are expected to be received related to this casualty.

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

Total expenses increased for both the three and six months ended June 30, 2008 due to increases in depreciation, interest and property tax expenses. General and administrative expense remained relatively constant for the comparable periods. Operating expense remained relatively constant for the comparable periods as increases in advertising, insurance and management fee expenses, were partially offset by a decrease in maintenance expense for the three and six months ended June 30, 2008.  In addition, for the three months ended June 30, 2008, property expense increased.  Advertising expense increased for both periods predominantly due to an increase in advertising and promotion costs at Sienna Bay Apartments and Cedar Rim Apartments.  Insurance expense increased for both periods due to increased premiums at Sienna Bay Apartments due to its completed redevelopment.  Maintenance expense decreased for both periods primarily due to decreases in contract services at Sienna Bay Apartments, Lamplighter Park Apartments and Tamarac Village Apartments, a decrease in expenses at Lamplighter Park Apartments associated with minor casualties which occurred in 2007, partially offset by an increase in costs associated with mold abatement at Cedar Rim Apartments. Property expenses increased for the three month period primarily due to an increase in leasing commissions, salary and related benefits and utility expenses at Williamsburg Manor, Tamarac Village, Lamplighter Park and Cedar Rim Apartments. Management fees increased at all properties, except Cedar Rim Apartments, due to an increase in revenues upon which the fee is based. Depreciation expense increased for both periods due to assets being placed into service at Sienna Bay, Tamarac Village and Cedar Rim Apartments. Interest expense increased due to an increase in advances from AIMCO Properties, L.P., an affiliate of the General Partner, and the addition of a second mortgage at Lamplighter Park Apartments during 2007, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties, which lowered the carrying balance of the mortgages, and a decrease in capitalized interest at Cedar Rim Apartments related to the redevelopment project. Property tax expense increased for both periods primarily due to a decrease in capitalized taxes at Cedar Rim Apartments and a successful tax appeal at Tamarac Village Apartments during the prior year related to previous year’s taxes.

General and administrative costs remained relatively constant for the three and six months ended June 30, 2008. Included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $437,000 compared to approximately $206,000 at June 30, 2007. The increase in cash and cash equivalents of approximately $213,000 from December 31, 2007, is due to approximately $6,326,000 and $552,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $6,665,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Park Capitol Apartments and insurance proceeds received partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayments of advances from an affiliate of the General Partner, the repayment of the debt encumbering Park Capitol Apartments, monthly payments on mortgage notes and payment of a prepayment penalty related to Park Capitol Apartments partially offset by the receipt of advances from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedar Rim Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $2,948,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $139,000, construction period property taxes of approximately $8,000, and other construction period operating costs of approximately $19,000. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  The redevelopment consists of site, building exterior, common area and unit interior improvements.  The site improvements consist of landscape enhancements and replacements, lighting upgrades, replacing pool area with a renovated sundeck area, construction of a maintenance shop and storage building and the addition of covered parking spaces.  The building exterior improvements consist of roof replacements, gutter improvements, foundation work, replacement of all exterior siding and balcony and stairwell improvements.  The common area improvements consist of the reconstruction of mail box kiosks.  The unit interior improvements consist of kitchen and bath upgrades, replacement of appliances, and other interior renovations. Based upon current redevelopment plans, the General Partner anticipates the redevelopment to be completed during the fourth quarter of 2008 at a total estimated cost of approximately $14,933,000, of which approximately $10,881,000 was completed during the years ended December 31, 2007 and 2006 in addition to the $2,948,000 completed during the six months ended June 30, 2008 as mentioned above. The project is being funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. Additional capital improvements of approximately $302,000 were completed during the six months ended June 30, 2008 and consisted primarily of building improvements and furniture replacements. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership currently expects to spend an additional $1,104,000 for property redevelopment during the remainder of 2008.  In addition, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $285,000 of capital improvements at the property consisting primarily of recreational facility upgrades, roof and building improvements and exterior painting and floor covering and appliance replacements.  These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $89,000 of capital improvements at the property consisting primarily of floor covering replacements, swimming pool resurfacing and structural improvements. These improvements were funded from operating cash flow. This property was sold during June 2008.

Tamarac Village Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $422,000 of capital improvements at the property consisting primarily of floor covering, appliance and roof replacements, kitchen and bath resurfacing, structural improvements, recreational facility improvements and exterior painting. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $94,000 of capital improvements at the property consisting primarily of floor covering replacements, dumpster enclosures, furniture and fixtures, fire safety improvements and building improvements. These improvements were funded from operating cash flow, insurance proceeds, and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $2,000 of capital improvements arising from the redevelopment of the property.  Additional capital improvements of approximately $295,000 were completed and consisted primarily of floor covering and furniture replacements, electrical and fire safety improvements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. During 2005, the Partnership began a major redevelopment project at Sienna Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  As of June 30, 2008 the redevelopment was complete.  The total cost of the redevelopment was approximately $6,777,000, of which approximately $2,000 was completed during the six months ended June 30, 2008, as mentioned above. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements and redevelopment costs) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $47,530,000 has maturity dates ranging from September 2012 to August 2021. The mortgage indebtedness encumbering Tamarac Village and Cedar Rim Apartments of approximately $20,909,000 requires monthly payments until the loans mature between July 2021 and August 2021, respectively, at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Lamplighter Park, Williamsburg Manor and Sienna Bay of approximately $26,621,000 requires monthly payments until the loans mature between September 2012 and July 2021 and have balloon payments totaling approximately $23,257,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the current redevelopment project at Cedar Rim Apartments along with the amounts accrued and payable to affiliates of the General Partner at June 30, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 limited partnership units (the "Units") in the Partnership representing 62.46% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. At this time, affiliates of the General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees. The General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership. Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3

By: CONCAP EQUITIES, INC.
General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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

Exhibit Number

Description of Exhibit

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

10.62

Purchase and Sale Contract between Consolidated Capital Institutional Properties/3, a California limited partnership, and 6900 South Shore, LLC, an Illinois limited liability company, dated July 23, 2007. (Related to Hidden Cove by the Lake Apartments) Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 23, 2007.

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

10.65

Purchase and Sale Contract between Consolidated Capital Institutional Properties/3, a California limited partnership, and the affiliated Selling Partnerships and Jackson Square Properties, LLC, a California limited liability company, dated March 10, 2008. (Related to Park Capitol Apartments) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 10, 2008.

Exhibit Number

Description of Exhibit

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