Form 10-K
period 2008-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2009-03-31
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

Consolidated Capital Institutional Properties/3 was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. Commencing July 23, 1985, the Partnership offered 800,000 Units of Limited Partnership Interests (the "Units") at a purchase price of $250 per Unit pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on May 15, 1987, with 383,033 Units sold for an aggregate of approximately $95,758,000. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC.  In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships.  The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990.  As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership. As of December 31, 2008, AIMCO IPLP, L.P. an affiliate of AIMCO, owned 100% of the outstanding stock of CEI.

At December 31, 2008, the Partnership owned five apartment complexes located in Florida, North Carolina, Washington and Colorado.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provides such property management services at the Partnership’s properties.

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure. During the year ended December 31, 2007, the Partnership incurred approximately $206,000 related to mold abatement conditions that occurred at Cedar Rim Apartments and an additional $88,000 during the year ended December 31, 2008. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties

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

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.  The loss on extinguishment of debt is included in loss from discontinued operations.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)			(in thousands)

Cedar Rim Apartments	$21,050	$ 6,856	3-30 yrs	S/L	$ 14,816
Lamplighter
Park Apartments	11,477	6,049	3-30 yrs	S/L	6,174
Tamarac
Village Apartments	22,939	14,105	5-30 yrs	S/L	11,093
Williamsburg
Manor Apartments	8,946	4,977	5-30 yrs	S/L	4,485
Sienna Bay
Apartments	18,483	8,336	5-30 yrs	S/L	10,109

	$82,895	$40,323			$ 46,677

See "Note A" of the Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Cedar Rim
Apartments	$ 3,944	7.49%	240 mths	08/01/21	$ --
Lamplighter Park
Apartments
1st mortgage	6,561	7.48%	360 mths	07/01/21	5,224
2nd mortgage	4,134	5.93%	360 mths	07/01/19	3,339
Tamarac Village
Apartments	16,484	7.45%	240 mths	07/01/21	--
Williamsburg
Manor Apartments	4,938	5.04%	360 mths	09/10/12	4,579
Sienna Bay
Apartments	10,799	5.10%	360 mths	09/10/12	10,115
	$46,860				$23,257

(1)   Fixed rate mortgages

(2)   See "Item 8. Financial Statements and Supplementary Data – Note C" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $4,200,000 on Lamplighter Park Apartments. The second mortgage bears interest at a fixed interest rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning October 1, 2007 through the July 1, 2019 maturity date.  The second mortgage has a balloon payment of approximately $3,339,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loans costs of approximately $107,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lamplighter Park Apartments. The modification includes an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $46,000, commencing October 1, 2007, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $5,224,000 is due.  The previous terms were an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $64,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for each property were as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy

Property	2008	2007	2008	2007

Cedar Rim Apartments (1)	$15,781	$11,895	75%	43%
Lamplighter Park Apartments	13,062	11,605	98%	99%
Tamarac Village Apartments	7,359	6,935	98%	97%
Williamsburg Manor Apartments	9,228	8,722	95%	96%
Sienna Bay Apartments (2)	11,423	11,482	92%	88%

(1)      The General Partner attributes the increase in occupancy at Cedar Rim Apartments to the availability of apartment units at the property as the redevelopment of the property was completed. As of December 31, 2008 the redevelopment was complete.

(2)      The General Partner attributes the increase in occupancy at Sienna Bay Apartments to completion of the redevelopment of the property during the first quarter of 2008.

As noted under "Item 1. Business", the real estate industry is highly competitive. All of the Partnership's properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. No tenant leases 10% or more of the available rental space. The properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

	2008	2008
	Taxes	Rates
	(in thousands)

Cedar Rim Apartments	$132	0.99%
Lamplighter Park Apartments	108	0.74%
Tamarac Village Apartments	180	6.68%
Williamsburg Manor Apartments	82	0.91%
Sienna Bay Apartments	330	2.07%

Capital Improvements

Cedar Rim Apartments

During the year ended December 31, 2008, the Partnership completed approximately $3,547,000 of capital improvements arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $141,000, construction period property taxes of approximately $8,000, and other construction period operating costs of approximately $19,000. The property underwent a redevelopment project in order to become more competitive with other properties in the area in an effort to increase net operating income at the property.  The redevelopment consisted of site, building exterior, common area and unit interior improvements.  The site improvements consisted of landscape enhancements and replacements, lighting upgrades, replacing pool area with a renovated sundeck area, construction of a maintenance shop and storage building and the addition of covered parking spaces.  The building exterior improvements consisted of roof replacements, gutter improvements, foundation work, replacement of all exterior siding and balcony and stairwell improvements.  The common area improvements consisted of the reconstruction of mail box kiosks.  The unit interior improvements consisted of kitchen and bath upgrades, replacement of appliances, and other interior renovations. The redevelopment was completed during the fourth quarter of 2008 at a total cost of approximately $14,428,000, of which approximately $10,881,000 was completed during the years ended December 31, 2007 and 2006. The project was funded by the Partnership’s operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. was not obligated to fund such advances. Additional capital improvements of approximately $313,000 were completed during the year ended December 31, 2008 and consisted primarily of building improvements and furniture replacements. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the year ended December 31, 2008, the Partnership completed approximately $529,000 of capital improvements at the property consisting primarily of recreation facility improvements, roof and building improvements, swimming pool resurfacing, exterior painting, floor covering and appliance replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Park Capitol Apartments

During the year ended December 31, 2008, the Partnership completed approximately $89,000 of capital improvements at the property consisting primarily of floor covering replacements, swimming pool resurfacing and structural improvements. These improvements were funded from operating cash flow. This property was sold during June 2008.

Tamarac Village Apartments

During the year ended December 31, 2008, the Partnership completed approximately $625,000 of capital improvements at the property consisting primarily of land entitlements, elevator improvements, floor covering, appliance and roof replacements, kitchen and bath resurfacing, structural improvements, recreational facility improvements and exterior painting. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the year ended December 31, 2008, the Partnership completed approximately $200,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and building improvements. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the year ended December 31, 2008, the Partnership completed approximately $5,000 of capital improvements arising from the redevelopment of the property. Additional capital improvements of approximately $944,000 were completed and consisted primarily of sidewalk, floor covering and furniture replacements, electrical and fire safety improvements and electrical conservation upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. During 2005, the Partnership began a major redevelopment project at Sienna Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. As of December 31, 2008 the redevelopment was complete.  The total cost of the redevelopment was approximately $6,780,000, of which approximately $5,000 was completed during the year ended December 31, 2008, as mentioned above. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated in 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $4,800 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.    The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of the Unit holders through the solicitation of proxies or otherwise.

                                       PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units (the "Units") aggregating approximately $95,758,000. The Partnership currently has 6,876 holders of record owning an aggregate of 382,997 Units. Affiliates of the General Partner owned 239,212 units or 62.46% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2008, it is unlikely that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts accrued and payable to affiliates, to permit any distributions to its partners for the foreseeable future. See "Item 2. Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 Units in the Partnership representing 62.46% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income was approximately $5,189,000 for the year ended December 31, 2008 compared to a net loss of approximately $1,004,000 for the year ended December 31, 2007.  The increase in net income for the year ended December 31, 2008 is primarily due to an increase in the recognition of a gain on the sale of discontinued operations, an increase in the recognition of casualty gains, a decrease in loss from discontinued operations and an increase in total revenues partially offset by an increase in total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2007 has been restated to reflect the operations of Park Capitol Apartments as discontinued operations as a result of the sale of the property in June 2008. The accompanying statement of operations for the year ended December 31, 2007 also includes the operations of Hidden Cove by the Lake Apartments as discontinued operations as a result of the sale of the property in August 2007.

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.  The loss on extinguishment of debt is included in loss from discontinued operations.

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Year ended December 31, 2008
		Hidden Cove
	Park Capitol	by the Lake
	Apartments	Apartments	Total

Revenues	$ 604	$ --	$ 604
Expenses	(529)	--	(529)
Loss on extinguishment of debt	(383)	--	(383)
Loss from discontinued operations	$ (308)	$ --	$ (308)

	Year ended December 31, 2007
		Hidden Cove
	Park Capitol	by the Lake
	Apartments	Apartments	Total

Revenues	$ 1,261	$ 653	$ 1,914
Expenses	(1,130)	(750)	(1,880)
Loss on extinguishment of debt	--	(437)	(437)
Casualty gain	--	22	22
Income (loss) from discontinued
operations	$ 131	$ (512)	$ (381)

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

The Partnership recognized a loss from continuing operations of approximately $4,427,000 for the year ended December 31, 2008 compared to loss from continuing operations of approximately $3,005,000 for the year ended December 31, 2007.  The increase in loss from continuing operations for the year ended December 31, 2008 is due to an increase in total expenses partially offset by an increase in total revenues and an increase in the recognition of casualty gains.

Total revenues increased for the year ended December 31, 2008 due to increases in both rental and other income.  Rental income increased for the year ended December 31, 2008 due to an increase in the average rental rates at all of the Partnership’s investment properties except Sienna Bay Apartments and increases in the average occupancy of all the Partnership’s investment properties, except Williamsburg Manor and Lamplighter Park Apartments. Other income increased for the year ended December 31, 2008 due to an increase in tenant utility reimbursements at all of the Partnership’s investment properties and lease cancellation fees at all of the Partnership’s investment properties with the exception of Sienna Bay Apartments.

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the year ended December 31, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000 as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership as of December 31, 2008 was approximately $60,000 as a result of receiving approximately $108,000 in insurance proceeds during the year ended December 31, 2008, of which approximately $38,000 was for emergency expenses, and writing off undepreciated assets of approximately $10,000. The Partnership does not expect to receive any further insurance proceeds related to this casualty.

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

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. Subsequent to December 31, 2008, the Partnership received approximately $14,000 in insurance proceeds and is expected to recognize a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the first quarter of 2009. In addition, the Partnership received approximately $3,000 for lost rents associated with the casualty event, which is included in rental income.

During August 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire. The estimated cost of the damages is approximately $30,000 which includes clean up costs of approximately $9,000. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover the damages and no casualty loss will result from this event.

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

Total expenses increased for the year ended December 31, 2008 due to increases in depreciation, interest and property tax expenses partially offset by decreases in operating and general and administrative expenses. Depreciation expense increased primarily due to assets being placed into service at all of the Partnership’s investment properties but primarily at Sienna Bay and Cedar Rim Apartments due to the completion of redevelopment projects. Interest expense increased due to an increase in advances from AIMCO Properties, L.P., an affiliate of the General Partner, the addition of a second mortgage at Lamplighter Park Apartments during 2007, and a decrease in capitalized interest at Cedar Rim Apartments related to the redevelopment project, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties, which lowered the carrying balance of the mortgages. Property tax expense increased primarily due to an increase in the tax rate and assessed value of Sienna Bay Apartments, a decrease in capitalized taxes at Cedar Rim Apartments along with an increase in the assessed value of Cedar Rim Apartments and a successful tax appeal at Tamarac Village Apartments during the prior year related to previous year’s taxes, partially offset by a decrease in the assessed value and tax rate at Williamsburg Manor Apartments. Operating expense decreased primarily due to a decrease in maintenance expense partially offset by increases in advertising, insurance and management fee expenses. Maintenance expense decreased primarily due to a decrease in expenses at Lamplighter Park Apartments associated with minor casualties which occurred in 2007, partially offset by an increase in costs associated with mold abatement at Cedar Rim Apartments. Advertising expense increased primarily due to an increase in advertising and promotion costs at Cedar Rim Apartments.  Insurance expense increased due to increased premiums at Sienna Bay Apartments due to its completed redevelopment. Management fees increased at all properties due to an increase in revenues upon which the fee is based.

General and administrative expense decreased for the year ended December 31, 2008 due to a decrease in management reimbursements to the General Partner as a result of the sale of properties. Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $367,000 compared to approximately $224,000 at December 31, 2007. The increase in cash and cash equivalents of approximately $143,000 is due to approximately $4,050,000 and $2,331,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $6,238,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Park Capitol Apartments and insurance proceeds received partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayments of advances from an affiliate of the General Partner, the repayment of the debt encumbering Park Capitol Apartments, monthly payments on mortgage notes and payment of a prepayment penalty related to Park Capitol Apartments partially offset by the receipt of advances from an affiliate of the General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $1,970,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $4,416,000 to cover redevelopment costs at Cedar Rim Apartments. During the year ended December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $3,408,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $7,546,000 to cover redevelopment costs at Sienna Bay Apartments and Cedar Rim Apartments and property improvements at Park Capitol Apartments, Williamsburg Manor Apartments and Lamplighter Park Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreements.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2008 ranged from 4.69% to 10.69%.  Interest expense on outstanding advance balances was approximately $945,000 and $660,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000 which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P., approximately $3,904,000 which included approximately $425,000 of accrued interest, primarily with proceeds from the sale of Hidden Cove by the Lake Apartments. Total advances and accrued interest of approximately $11,826,000 and $10,926,000 remain unpaid and are owed to AIMCO Properties, L.P. at December 31, 2008 and 2007, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $4,200,000 on Lamplighter Park Apartments. The second mortgage bears interest at a fixed interest rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning October 1, 2007 through the July 1, 2019 maturity date.  The second mortgage has a balloon payment of approximately $3,339,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loan costs of approximately $107,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lamplighter Park Apartments. The modification includes an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $46,000, commencing October 1, 2007, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $5,224,000 is due.  The previous terms were an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $64,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $46,860,000 has maturity dates ranging from September 2012 to August 2021. The mortgage indebtedness encumbering Tamarac Village Apartments and Cedar Rim Apartments of approximately $20,428,000 requires monthly payments until the loans mature between July 2021 and August 2021, respectively, at which time the loans are scheduled to be fully amortized. The mortgage indebtedness encumbering Lamplighter Park Apartments, Williamsburg Manor Apartments and Sienna Bay Apartments of approximately $26,432,000 requires monthly payments until the loans mature between September 2012 and July 2021 and have balloon payments totaling approximately $23,257,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership made no distributions during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at December 31, 2008, it is unlikely that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts accrued and payable to affiliates, to permit any distributions to its partners for the foreseeable future.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 Units in the Partnership representing 62.46% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2008 and 2007

      Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

      Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/3, LP

We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/3, LP as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3, LP as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2009

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                                   BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2008	2007
		(Restated)

Assets
Cash and cash equivalents	$ 367	$ 224
Receivables and deposits	699	655
Other assets	990	1,089
Investment properties (Notes C, D and H):
Land	8,177	8,177
Buildings and related personal property	74,718	68,653
	82,895	76,830
Less accumulated depreciation	(40,323)	(34,274)
	42,572	42,556
Assets held for sale (Notes A and G)	--	2,031
	$ 44,628	$ 46,555

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 606	$ 2,603
Tenant security deposit liabilities	412	412
Accrued property taxes	193	193
Other liabilities	525	549
Due to affiliates (Note B)	12,032	11,024
Mortgage notes payable (Note C)	46,860	48,172
Liabilities related to assets held
for sale (Notes A and G)	--	4,791
	60,628	67,744

Partners' Deficit
General partner	(1,002)	(1,054)
Limited partners (382,997 units outstanding)	(14,998)	(20,135)
	(16,000)	(21,189)
	$ 44,628	$ 46,555

See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                              STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$11,953	$10,599
Other income	1,580	1,320
Total revenues	13,533	11,919

Expenses:
Operating	6,450	6,470
General and administrative	578	590
Depreciation	6,126	4,037
Interest	4,054	3,195
Property taxes	845	691
Total expenses	18,053	14,983

Casualty gains (Note F)	93	59

Loss from continuing operations	(4,427)	(3,005)
Loss from discontinued operations (Notes A and G)	(308)	(381)
Gain on sale of discontinued operations (Note G)	9,924	2,382

Net income (loss) (Note E)	$ 5,189	$(1,004)

Net income (loss) allocated to general partner (1%)	$ 52	$ (10)
Net income (loss) allocated to limited partners (99%)	5,137	(994)

	$ 5,189	$(1,004)

Per limited partnership unit:
Loss from continuing operations	$(11.44)	$ (7.77)
Loss from discontinued operations	(.80)	(0.98)
Gain on sale of discontinued operations	25.65	6.15

Net income (loss) per limited partnership unit	$ 13.41	$ (2.60)

See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2006	383,008	$(1,044)	$(19,141)	$(20,185)

Abandonment of limited partnership
units (Note A)	(7)	--	--	--

Net loss for the year ended
December 31, 2007	--	(10)	(994)	(1,004)

Partners' deficit at
December 31, 2007	383,001	(1,054)	(20,135)	(21,189)

Abandonment of limited partnership
units (Note A)	(4)	--	--	--

Net income for the year ended
December 31, 2008	--	52	5,137	5,189

Partners' deficit at
December 31, 2008	382,997	$(1,002)	$(14,998)	$(16,000)

See Accompanying Notes to Financial Statements

      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

 (in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 5,189	$ (1,004)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	6,212	4,521
Amortization of loan costs	103	111
Casualty gain	(93)	(81)
Gain on sale of discontinued operations	(9,924)	(2,382)
Loss on extinguishment of debt	383	437
Change in accounts:
Receivables and deposits	(38)	(66)
Other assets	--	(15)
Accounts payable	(305)	(35)
Tenant security deposit liabilities	--	45
Accrued property taxes	--	(38)
Other liabilities	(44)	19
Due to affiliates	848	128
Net cash provided by operating activities	2,331	1,640
Cash flows from investing activities:
Property improvements and replacements	(7,962)	(13,501)
Proceeds from the sale of discontinued operations	11,904	3,992
Insurance proceeds received	108	121
Net cash provided by (used in) investing activities	4,050	(9,388)
Cash flows from financing activities:
Payments on mortgage notes payable	(1,345)	(1,366)
Repayment of mortgage notes payable	(4,738)	(2,379)
Proceeds from mortgage notes payable	--	4,200
Prepayment penalty paid	(315)	(351)
Advances from affiliates	6,386	10,954
Repayment of advances from affiliates	(6,226)	(3,479)
Loan costs paid	--	(107)
Net cash (used in) provided by financing activities	(6,238)	7,472
Net increase (decrease) in cash and cash equivalents	143	(276)

Cash and cash equivalents at beginning of period	224	500

Cash and cash equivalents at end of period	$ 367	$ 224

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,357	$ 3,213

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 446	$ 2,156

At December 31, 2006, accounts payable included approximately $1,695,000 of property improvements and replacements, which are included in property improvements and replacements at December 31, 2007.

See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                            NOTES TO FINANCIAL STATEMENTS

                                  December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/3, a California limited partnership, was formed on May 23, 1984, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, ConCap Equity Partners/3, ConCap Equity Partners/4, and ConCap Equity Partners/5, ("EP/3", "EP/4", and "EP/5", respectively), California limited partnerships, in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"). The Partnership entered into a Master Loan Agreement with EP/3, EP/4, and EP/5, pursuant to which the aggregate principal would not exceed the net amount raised by the Partnership's offering of approximately $96,000,000. Through a series of transactions, the Partnership has acquired all of EP/3, EP/4 and EP/5's properties in full settlement of their liability under the Master Loan.

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

The Partnership operates five apartment properties as of December 31, 2008, located throughout the United States.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2007 has been restated as of January 1, 2007 to reflect the operations of Park Capitol Apartments as loss from discontinued operations due to its sale on June 6, 2008.  The accompanying statement of operations for the year ended December 31, 2007 also includes the operations of Hidden Cove by the Lake Apartments as discontinued operations as a result of the sale of the property on August 16, 2007. In addition, the balance sheet as of December 31, 2007 has been restated to reflect the respective assets and liabilities of Park Capitol Apartments as held for sale due to its sale in June 2008. See “Note G – Sale of Investment Properties” for further information related to the sales.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $80,000 and $87,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.  During the years ended December 31, 2008 and 2007, the Partnership capitalized interest of approximately $141,000 and $617,000, property taxes of approximately $8,000 and $94,000, and operating costs of approximately $19,000 and $56,000.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Abandoned Units: During 2008 and 2007, the number of limited partnership units decreased by 4 and 7 units, respectively, due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

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

Deferred Costs: At December 31, 2008 and 2007, loan costs of approximately $1,294,000, less accumulated amortization of approximately $611,000 and $513,000 at December 31, 2008 and 2007, respectively, are included in other assets. Loan costs of approximately $94,000, less accumulated amortization of approximately $21,000, are included in assets held for sale at December 31, 2007. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $103,000 and $111,000 for the years ended December 31, 2008 and 2007, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $95,000 for 2009, $93,000 for 2010, $90,000 for 2011, $78,000 for 2012 and $57,000 for 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Allocation of Net Income and Net Loss: The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $48,200,000.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expenses of approximately $348,000 and $345,000 for the years ended December 31, 2008 and 2007, respectively, were charged to operating expense and loss from discontinued operations.

Recent Accounting Pronouncement: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $696,000 and $689,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expense and loss from discontinued operations. At December 31, 2008 and 2007, approximately $8,000 and $6,000, respectively, of these fees are payable to affiliates and are included in due to affiliates.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $902,000 and $1,109,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties, assets held for sale, and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties, assets held for sale, and gain on sale of discontinued operations for the years ended December 31, 2008 and 2007 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $504,000 and $702,000, respectively. At December 31, 2008 and 2007, approximately $198,000 and $92,000, respectively, of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates.

During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $1,970,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $4,416,000 to cover redevelopment costs at Cedar Rim Apartments. During the year ended December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $3,408,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $7,546,000 to cover redevelopment costs at Sienna Bay Apartments and Cedar Rim Apartments and property improvements at Park Capitol Apartments, Williamsburg Manor Apartments and Lamplighter Park Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreements.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2008 ranged from 4.69% to 10.69%.  Interest expense on outstanding advance balances was approximately $945,000 and $660,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000 which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P., approximately $3,904,000 which included approximately $425,000 of accrued interest, primarily with proceeds from the sale of Hidden Cove by the Lake Apartments. Total advances and accrued interest of approximately $11,826,000 and $10,926,000 remain unpaid and are owed to AIMCO Properties, L.P. at December 31, 2008 and 2007, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In connection with the addition of a second mortgage on Lamplighter Park Apartments in August 2007, the General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $42,000 was paid during the year ended December 31, 2007 (see “Note C – Mortgage Notes Payable”).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $291,000 and $359,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 the Units in the Partnership representing 62.46% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
	2008	2007	Interest	Rate	Date	Maturity
Property	(in thousands)		(in thousands)		(in thousands)

Cedar Rim	$ 3,944	$ 4,124	$ 40	7.49%	08/01/21	$ --
Lamplighter Park
1st mortgage	6,561	6,629	46	7.48%	07/01/21	5,224
2nd mortgage	4,134	4,187	25	5.93%	07/01/19	3,339
Tamarac Village	16,484	17,248	169	7.45%	07/01/21	--
Williamsburg Manor	4,938	5,023	28	5.04%	09/10/12	4,579
Sienna Bay	10,799	10,961	60	5.10%	09/10/12	10,115
	$46,860	$48,172	$ 368			$23,257

On August 31, 2007, the Partnership obtained a second mortgage in the principal amount of $4,200,000 on Lamplighter Park Apartments. The second mortgage bears interest at a fixed interest rate of 5.93% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning October 1, 2007 through the July 1, 2019 maturity date.  The second mortgage has a balloon payment of approximately $3,339,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year to July 1, 2020, during which period the second mortgage would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.  In connection with the new loan, loans costs of approximately $107,000 were capitalized and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lamplighter Park Apartments. The modification includes an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $46,000, commencing October 1, 2007, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $5,224,000 is due.  The previous terms were an interest rate of 7.48% per annum and monthly payments of principal and interest of approximately $64,000 through the maturity date of July 1, 2021, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 1,394
2010	1,500
2011	1,607
2012	16,340
2013	1,576
Thereafter	24,443
$46,860

Note D - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Cedar Rim	$ 3,944	$ 778	$ 4,322	$15,950

Lamplighter Park	10,695	2,458	5,167	3,852
Tamarac Village	16,484	2,464	10,536	9,939
Williamsburg Manor	4,938	1,281	5,124	2,541
Sienna Bay	10,799	1,463	5,851	11,169
Totals	$46,860	$ 8,444	$31,000	$43,451

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)

Cedar Rim	$ 618	$20,432	$21,050	$ 6,856	1980	04/12/91	3-30
Lamplighter Park	2,351	9,126	11,477	6,049	1968	04/12/91	3-30
Tamarac Village	2,464	20,475	22,939	14,105	1978	06/10/92	5-30
Williamsburg Manor	1,281	7,665	8,946	4,977	1970	11/30/94	5-30
Sienna Bay	1,463	17,020	18,483	8,336	1976/1985	11/30/94	5-30
	$8,177	$74,718	$82,895	$40,323

Reconciliation of "Investment Properties and Accumulated Depreciation":

	For the Years Ended December 31,
	2008	2007
	(in thousands)
Investment Properties:
Balance at beginning of year	$76,830	$75,291
Additions	6,252	13,962
Dispositions of assets	(98)	(7,087)
Assets held for sale	(89)	(5,336)
Balance at end of year	$82,895	$76,830

Accumulated Depreciation:
Balance at beginning of year	$34,274	$38,631
Additions charged to expense	6,212	4,521
Dispositions of assets	(77)	(5,501)
Assets held for sale	(86)	(3,377)
Balance at end of year	$40,323	$34,274

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $84,245,000 and $83,661,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $37,568,000 and $34,043,000, respectively.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2008	2007

Net income (loss) as reported	$ 5,189	$ (1,004)
Add (deduct):
Fixed asset write-offs and casualty gain	(93)	(59)
Depreciation differences	(833)	(370)
Change in prepaid rental income	86	32
Other	2	(63)
Gain on sale	(538)	(1,422)
Federal taxable loss	$ 3,813	$ (2,886)
Federal taxable loss per limited
partnership unit (1)	$ 6.87	$ (5.87)

1) For 2008 and 2007, allocation under Internal Revenue Code Section 704(b)

   results in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation at December 31, 2008 and 2007, between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(16,000)	$(21,189)
Land and buildings	1,350	1,495
Accumulated depreciation	2,755	3,608
Syndication fees	11,298	11,298
Other	629	1,006
Net liabilities - Federal tax basis	$ 32	$ (3,782)

Note F – Casualty Events

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the year ended December 31, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000 as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership as of December 31, 2008 was approximately $60,000 as a result of receiving approximately $108,000 in insurance proceeds during the year ended December 31, 2008, of which approximately $38,000 was for emergency expenses, and writing off undepreciated assets of approximately $10,000. The Partnership does not expect to receive any further insurance proceeds related to this casualty.

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

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. Subsequent to December 31, 2008, the Partnership received approximately $14,000 in insurance proceeds and is expected to recognize a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the first quarter of 2009. In addition, the Partnership received approximately $3,000 for lost rents associated with the casualty event, which is included in rental income.

During August 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire. The estimated cost of the damages is approximately $30,000 which includes clean-up costs of approximately $9,000. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover the damages and no casualty loss will result from this event.

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

Note G – Sale of Investment Properties

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.  The loss on extinguishment of debt is included in loss from discontinued operations.

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

Note H – Redevelopment

During 2005, the Partnership began a major redevelopment project at Sienna Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. As of December 31, 2008 the redevelopment was complete. The total cost of the redevelopment was approximately $6,780,000, of which approximately $5,000 was completed during the year ended December 31, 2008.

During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed as of December 31, 2008 at a total cost of approximately $14,428,000, of which approximately $10,881,000 was completed during the years ended December 31, 2007 and 2006 and an additional $3,547,000 was completed during the year ended December 31, 2008. The redevelopment consisted of site, building exterior, common area and unit interior improvements.  The site improvements consisted of landscape enhancements and replacements, lighting upgrades, replacing pool area with a renovated sundeck area, construction of a maintenance shop and storage building and the addition of covered parking spaces.  The building exterior improvements consisted of roof replacements, gutter improvements, foundation work, replacement of all exterior siding and balcony and stairwell improvements.  The common area improvements consisted of the reconstruction of mail box kiosks.  The unit interior improvements consisted of kitchen and bath upgrades, replacement of appliances, and other interior renovations. Included in these construction costs are capitalized construction period interest of approximately $141,000 and $579,000, construction period property taxes of approximately $8,000 and $83,000, and other construction period operating costs of approximately $19,000 and $53,000 for the years ended December 31, 2008 and 2007, respectively.

Note I – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $4,800 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.    The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure. During the year ended December 31, 2007, the Partnership incurred approximately $206,000 related to mold abatement conditions that occurred at Cedar Rim Apartments and an additional $88,000 during the year ended December 31, 2008.  The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Consolidated Capital Institutional Properties/3 (the “Partnership” or the “Registrant”) has no directors or officers.  ConCap Equities, Inc. (“CEI” or the “General Partner”) manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2008, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the Partnership:

Name and address	Number of Units	Percent of Total
AIMCO IPLP, L.P.	44,867.7	11.71%
(an affiliate of AIMCO)
Madison River Properties, LLC	46,747.4	12.21%
(an affiliate of AIMCO)
Cooper River Properties, LLC	28,039.3	7.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	119,557.6	31.22%
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

Beneficial Owners of CEI

As of December 31, 2008, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

Name and address	Number of CEI Shares	Percent of Total

AIMCO IPLP, L.P.	100,000	100%
55 Beattie Place
Greenville, SC 29602

AIMCO IPLP, L.P. is an affiliate of AIMCO (see "Item 1. Business").

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $696,000 and $689,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expense and loss from discontinued operations. At December 31, 2008 and 2007, approximately $8,000 and $6,000, respectively, of these fees are payable to affiliates and are included in due to affiliates.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $902,000 and $1,109,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2008 and 2007 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $504,000 and $702,000, respectively. At December 31, 2008 and 2007, approximately $198,000 and $92,000, respectively, of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates.

During the year ended December 31, 2008, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $1,970,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $4,416,000 to cover redevelopment costs at Cedar Rim Apartments. During the year ended December 31, 2007, AIMCO Properties, L.P., advanced the Partnership approximately $3,408,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $7,546,000 to cover redevelopment costs at Sienna Bay Apartments and Cedar Rim Apartments and property improvements at Park Capitol Apartments, Williamsburg Manor Apartments and Lamplighter Park Apartments.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreements.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2008 ranged from 4.69% to 10.69%.  Interest expense on outstanding advance balances was approximately $945,000 and $660,000 for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000 which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. During the year ended December 31, 2007, the Partnership repaid AIMCO Properties, L.P., approximately $3,904,000 which included approximately $425,000 of accrued interest, primarily with proceeds from the sale of Hidden Cove by the Lake Apartments. Total advances and accrued interest of approximately $11,826,000 and $10,926,000 remain unpaid and are owed to AIMCO Properties, L.P. at December 31, 2008 and 2007, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

In connection with the addition of a second mortgage on Lamplighter Park Apartments in August 2007, the General Partner was entitled to a fee of 1% of the new debt obtained. Accordingly, approximately $42,000 was paid during the year ended December 31, 2007.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $291,000 and $359,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 the Units in the Partnership representing 62.46% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $85,000 and $82,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $20,000 and $21,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 31, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
Stephen B. Waters

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

3.3         Fourth Amendment to the Second Amendment and Restated Limited Partnership Agreement of Consolidated Capital Institutional Properties/3, LP dated August 29, 2008. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

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