Form 10-Q
period 2009-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2009-05-12
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 4,091	$ 367
Receivables and deposits	774	699
Other assets	1,420	990
Investment properties:
Land	8,177	8,177
Buildings and related personal property	74,750	74,718
	82,927	82,895
Less accumulated depreciation	(41,971)	(40,323)
	40,956	42,572
	$ 47,241	$ 44,628

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 344	$ 606
Tenant security deposit liabilities	395	412
Accrued property taxes	257	193
Other liabilities	471	525
Due to affiliates (Note B)	12,346	12,032
Mortgage notes payable (Note F)	50,539	46,860
	64,352	60,628

Partners' Deficit
General partner	(1,013)	(1,002)
Limited partners (382,997 units outstanding)	(16,098)	(14,998)
	(17,111)	(16,000)
	$ 47,241	$ 44,628

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 2,985	$ 2,776
Other income	415	408
Total revenues	3,400	3,184

Expenses:
Operating	1,551	1,563
General and administrative	113	138
Depreciation	1,648	1,307
Interest	962	962
Property taxes	248	204
Total expenses	4,522	4,174

Casualty gain (Note C)	11	33

Loss from continuing operations	(1,111)	(957)
Income from discontinued operations (Note A and E)	--	18

Net loss	$(1,111)	$ (939)

Net loss allocated to general partner (1%)	$ (11)	$ (9)
Net loss allocated to limited partners (99%)	(1,100)	(930)

	$(1,111)	$ (939)

Per limited partnership unit:
Loss from continuing operations	$ (2.87)	$ (2.48)
Income from discontinued operations	--	..05

Net loss per limited partnership unit	$ (2.87)	$ (2.43)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2008	382,997	$(1,002)	$(14,998)	$(16,000)

Net loss for the three months
ended March 31, 2009	--	(11)	(1,100)	(1,111)

Partners' deficit at
March 31, 2009	382,997	$(1,013)	$(16,098)	$(17,111)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,111)	$ (939)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,648	1,392
Amortization of loan costs	24	27
Casualty gain	(11)	(33)
Change in accounts:
Receivables and deposits	(78)	(69)
Other assets	(390)	(418)
Accounts payable	86	135
Tenant security deposit liabilities	(17)	17
Accrued property taxes	64	133
Other liabilities	(54)	9
Due to affiliates	223	378
Net cash provided by operating activities	384	632

Cash flows from investing activities:
Property improvements and replacements	(380)	(4,516)
Insurance proceeds received	14	38
Net cash used in investing activities	(366)	(4,478)

Cash flows from financing activities:
Payments on mortgage notes payable	(351)	(338)
Proceeds from mortgage notes payable	4,030	--
Advances from affiliates	91	4,218
Loan costs paid	(64)	--
Net cash provided by financing activities	3,706	3,880

Net increase in cash and cash equivalents	3,724	34
Cash and cash equivalents at beginning of period	367	224

Cash and cash equivalents at end of period	$ 4,091	$ 258

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 747	$ 714
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 98	$ 978

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $446,000 and $2,156,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007. Approximately $259,000 of property improvements and replacements in accounts payable which were included in accounts payable at December 31, 2008 were reversed during the three months ended March 31, 2009 due to the settlement of a vendor dispute.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the three months ended March 31, 2008 reflects the operations of Park Capitol Apartments, which sold in June 2008, as income from discontinued operations. Included in income from discontinued operations for the three months ended March 31, 2008 are revenues and income as noted in the table below.

	2009	2009	2008	2008
Property	Income	Revenues	Income	Revenues

Park Capitol Apartments	$ --	$ --	$ 18,000	$331,000

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $172,000 and $166,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expense and income from discontinued operations. At December 31, 2008, approximately $8,000 of these amounts were unpaid and included in due to affiliates on the accompanying balance sheets. There were no such amounts unpaid at March 31, 2009.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $100,000 and $357,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $40,000 and $262,000, respectively.  At March 31, 2009 and December 31, 2008, approximately $261,000 and $198,000, respectively, of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $10,000 to cover expenses related to operations at Tamarac Village Apartments and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the three months ended March 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $660,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $3,558,000 to cover redevelopment costs at Cedar Rim Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2009 ranged from 3.94% to 11.19%. Interest expense on outstanding advance balances was approximately $168,000 and $282,000 for the three months ended March 31, 2009 and 2008, respectively. Total advances and accrued interest of approximately $12,085,000 and $11,826,000 remain unpaid and are owed to AIMCO Properties, L.P. at March 31, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $3,821,000, which included approximately $685,000 of accrued interest, with proceeds from the mortgage debt financing at Cedar Rim Apartments – see “Note F – Financing of Mortgage Notes Payable”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $166,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $291,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership during the second and third quarters of 2008 was approximately $60,000 as a result of receiving approximately $108,000 in insurance proceeds, of which approximately $38,000 was for emergency expenses, and writing off undepreciated assets of approximately $10,000. The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. During the three months ended March 31, 2009, the Partnership received approximately $14,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the three months ended March 31, 2009.

During August 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire. The estimated damages are approximately $30,000 which includes clean-up costs of approximately $9,000. The General Partner anticipates that the insurance proceeds to be received will be sufficient to cover the damages and no casualty loss will result from this event.

Note D – Redevelopment

During 2005, the Partnership began a major redevelopment project at Sienna Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  As of March 31, 2008 the redevelopment was complete.  The total cost of the redevelopment was approximately $6,780,000, of which approximately $2,000 was completed during the three months ended March 31, 2008.

During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed during the fourth quarter of 2008. The total cost of the redevelopment was approximately $14,428,000, of which approximately $2,713,000 was completed during the three months ended March 31, 2008. Included in these construction costs are capitalized construction period interest of approximately $135,000, construction period property taxes of approximately $8,000, and other construction period operating costs of approximately $19,000 for the three months ended March 31, 2008.

Note E – Sale of Investment Property

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 as a result of the sale, which was recognized during 2008. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 during the second quarter of 2008, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.

Note F – Financing of Mortgage Notes Payable

On March 31, 2009, the Partnership obtained a second mortgage in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $64,000, which were capitalized during the three months ended March 31, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Cedar Rim Apartments. The modification includes an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $27,000, commencing May 1, 2009 through the August 1, 2021 maturity date, at which time a balloon payment of approximately $3,189,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $20,000 for the three months ended March 31, 2009, and are included in general and administrative expenses.  The previous terms were an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $40,000 through the August 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.    The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure. During 2008, the Partnership incurred approximately $88,000 related to mold abatement conditions that occurred at Cedar Rim Apartments, of which approximately $62,000 was incurred during the three months ended March 31, 2008. There were no such costs incurred during the three months ended March 31, 2009. The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Note H – Subsequent Event

Subsequent to March 31, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Sienna Bay Apartments, which is expected to close during the third quarter of 2009 for approximately $17,500,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Cedar Rim Apartments (1)	93%	35%
New Castle, Washington
Lamplighter Park Apartments (2)	92%	99%
Bellevue, Washington
Sienna Bay Apartments (3)	93%	90%
St. Petersburg, Florida
Tamarac Village Apartments (2)	94%	97%
Denver, Colorado
Williamsburg Manor Apartments	92%	93%
Cary, North Carolina

(1)   The General Partner attributes the increase in occupancy at Cedar Rim Apartments to completion of the redevelopment of the property during the fourth quarter of 2008.

(2)   The General Partner attributes the decrease in occupancy at Lamplighter Park Apartments and Tamarac Village Apartments to economic conditions in the area.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 and 2008 was approximately $1,111,000 and $939,000, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the three months ended March 31, 2008 reflects the operations of Park Capitol Apartments, which sold in June 2008, as income from discontinued operations. Included in income from discontinued operations for the three months ended March 31, 2008 are revenues and income as noted in the table below.

	2009	2009	2008	2008
Property	Income	Revenues	Income	Revenues

Park Capitol Apartments	$ --	$ --	$ 18,000	$331,000

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 as a result of the sale, which was recognized during 2008. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 during the second quarter of 2008, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.

The Partnership recognized a loss from continuing operations of approximately $1,111,000 and $957,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in loss from continuing operations is due to an increase in total expenses and a decrease in casualty gain, partially offset by an increase in total revenues.

Total expenses increased due to increases in depreciation and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Interest expense remained relatively constant for the comparable periods. Depreciation expense increased due to assets being placed into service primarily at Cedar Rim Apartments as a result of the completion of the redevelopment.  Property tax expense increased due to increases in the assessed values at Sienna Bay Apartments, Lamplighter Park Apartments, and Cedar Rim Apartments, an increase in the property tax rate at Sienna Bay Apartments, and a decrease in capitalized taxes at Cedar Rim Apartments. Operating expense decreased due to decreases in advertising expenses, salaries and related benefits and utility expenses primarily at Sienna Bay Apartments and Cedar Rim Apartments, partially offset by an increase in management fee expense primarily at Cedar Rim Apartments due to an increase in revenues upon which the fee is based and increases in contract services and routine repair and maintenance costs primarily at Lamplighter Park Apartments and Cedar Rim Apartments. Interest expense remained relatively constant as a decrease in capitalized interest at Cedar Rim Apartments was offset by a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the General Partner.

General and administrative expense decreased for the three months ended March 31, 2009 due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement as a result of the sale of a property, partially offset by costs incurred with the modification of the first mortgage at Cedar Rim Apartments. Also included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased primarily due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased due to increases in occupancy at Cedar Rim Apartments and Sienna Bay Apartments and average rental rates at all of the properties except Sienna Bay Apartments, partially offset by decreases in occupancy at Williamsburg Manor Apartments, Tamarac Village Apartments and Lamplighter Park Apartments and a decrease in the average rental rates at Sienna Bay Apartments.

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

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership during the second and third quarters of 2008 was approximately $60,000 as a result of receiving approximately $108,000 in insurance proceeds, of which approximately $38,000 was for emergency expenses, and writing off undepreciated assets of approximately $10,000. The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. During the three months ended March 31, 2009, the Partnership received approximately $14,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the three months ended March 31, 2009.

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

Liquidity and Capital Resources

At March 31, 2009 the Partnership had cash and cash equivalents of approximately $4,091,000 compared to approximately $258,000 at March 31, 2008. Cash and cash equivalents increased approximately $3,724,000 since December 31, 2008 due to approximately $3,706,000 and $384,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $366,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds from mortgage notes payable and advances from affiliates, partially offset by payments on mortgages notes payable and loan costs paid. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $10,000 to cover expenses related to operations at Tamarac Village Apartments and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the three months ended March 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $660,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $3,558,000 to cover redevelopment costs at Cedar Rim Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2009 ranged from 3.94% to 11.19%. Interest expense on outstanding advance balances was approximately $168,000 and $282,000 for the three months ended March 31, 2009 and 2008, respectively. Total advances and accrued interest of approximately $12,085,000 and $11,826,000 remain unpaid and are owed to AIMCO Properties, L.P. at March 31, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $3,821,000, which included approximately $685,000 of accrued interest, with proceeds from the mortgage debt financing at Cedar Rim Apartments – see “Note F – Financing of Mortgage Notes Payable”.

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

Cedar Rim Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $84,000 of capital improvements at the property consisting primarily of building improvements and furniture replacements.  These improvements were funded from operating cash flow. During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed during the fourth quarter of 2008 at a total cost of approximately $14,428,000. During the three months ended March 31, 2009, the Partnership reversed approximately $259,000 of costs that were previously accrued and capitalized as part of the redevelopment due to the settlement of a vendor dispute. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $55,000 of capital improvements at the property consisting primarily of building improvements and floor covering replacement, lighting and construction related to the casualty discussed above.  These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $81,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, kitchen and bath resurfacing, structural improvements, and heating unit upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $32,000 of capital improvements at the property consisting primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $39,000 of capital improvements at the property consisting primarily of floor covering, furniture replacements and kitchen and bath resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. On March 31, 2009, the Partnership obtained a second mortgage in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date. The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $64,000, which were capitalized during the three months ended March 31, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Cedar Rim Apartments. The modification includes an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $27,000, commencing May 1, 2009 through the August 1, 2021 maturity date, at which time a balloon payment of approximately $3,189,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $20,000 for the three months ended March 31, 2009, and are included in general and administrative expenses. The previous terms were an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $40,000 through the August 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

The mortgage indebtedness encumbering the Partnership's properties of approximately $50,539,000 has maturity dates ranging from September 2012 to August 2021. The mortgage indebtedness encumbering Tamarac Village Apartments of approximately $16,285,000 requires monthly payments until the loans mature on July 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Lamplighter Park, Williamsburg Manor, Sienna Bay, and Cedar Rim Apartments of approximately $34,254,000 requires monthly payments until the loans mature between September 2012 and August 2021 and have balloon payments totaling approximately $29,655,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at March 31, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts accrued and payable to affiliates, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212.0 limited partnership units (the "Units") in the Partnership representing 62.46% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4T.    Controls and Procedures.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.    The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

By: CONCAP EQUITIES, INC.
General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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

3.3         Fourth Amendment to the Second Amended and Restated Limited Partnership Agreement of Consolidated Capital Institutional Properties/3, LP dated August 29, 2008. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

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

10.66       Multifamily Note, dated March 31, 2009, between Cedar Rim Apartments, LLC, a Delaware limited liability company and Capmark Bank, a Utah industrial bank. Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 31, 2009.

10.67       Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated March 31, 2009, between Cedar Rim Apartments, LLC, a Delaware limited liability company and Capmark Bank, a Utah industrial bank. Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 31, 2009.

10.68       Guaranty, dated March 31, 2009, between AIMCO Properties, L.P., a Delaware limited partnership, and Capmark Bank, a Utah industrial bank. Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 31, 2009.

10.69       Amended and Restated Multifamily Note (Recast Transaction), dated March 31, 2009, between Cedar Rim Apartments, LLC, a Delaware limited liability company and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 31, 2009.

10.70       Amended and Restated Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Recast Transaction), dated March 31, 2009, between Cedar Rim Apartments, LLC, a Delaware limited liability company and Federal Home Loan Mortgage Corporation.Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 31, 2009.

10.71       Amended and Restated Guaranty (Recast Transaction), dated March 31, 2009, between AIMCO Properties, L.P., a Delaware limited partnership, and Federal Home Loan Mortgage Corporation.Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 31, 2009.

10.72       Purchase and Sale Contract dated May 1, 2009 between Fisherman’s Landing Apartments Limited Partnership, a Florida limited partnership and CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 1, 2009.

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