Form 10-Q
period 2009-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2009-08-13
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 359	$ 367
Receivables and deposits	645	699
Other assets	1,329	990
Investment properties:
Land	8,177	8,177
Buildings and related personal property	75,281	74,718
	83,458	82,895
Less accumulated depreciation	(43,634)	(40,323)
	39,824	42,572
	$ 42,157	$ 44,628

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 589	$ 606
Tenant security deposit liabilities	378	412
Accrued property taxes	332	193
Other liabilities	499	525
Due to affiliates (Note B)	8,533	12,032
Mortgage notes payable (Note F)	50,227	46,860
	60,558	60,628

Partners' Deficit
General partner	(1,026)	(1,002)
Limited partners (382,997 units outstanding)	(17,375)	(14,998)
	(18,401)	(16,000)
	$ 42,157	$ 44,628

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 2,876	$ 2,963	$ 5,861	$ 5,739
Other income	401	363	816	771
Total revenues	3,277	3,326	6,677	6,510

Expenses:
Operating	1,584	1,645	3,135	3,208
General and administrative	93	158	206	296
Depreciation	1,663	1,581	3,311	2,888
Interest	978	1,112	1,940	2,074
Property tax	249	212	497	416
Total expenses	4,567	4,708	9,089	8,882

Casualty gain (Note C)	--	52	11	85
Loss from continuing operations	(1,290)	(1,330)	(2,401)	(2,287)
Loss from discontinued
operations (Notes A and E)	--	(356)	--	(338)
Gain on sale of discontinued
operations (Note E)	--	9,873	--	9,873
Net (loss) income	$ (1,290)	$ 8,187	$ (2,401)	$ 7,248

Net (loss) income allocated to
general partner (1%)	$ (13)	$ 82	$ (24)	$ 72
Net (loss) income allocated to
limited partners (99%)	(1,277)	8,105	(2,377)	7,176
	$ (1,290)	$ 8,187	$ (2,401)	$ 7,248
Per limited partnership unit:
Loss from continuing
operations	$ (3.33)	$ (3.44)	$ (6.21)	$ (5.91)
Loss from discontinued
operations	--	(.92)	--	(.87)
Gain on sale of discontinued
operations	--	25.52	--	25.52
Net (loss) income per limited
partnership unit	$ (3.33)	$ 21.16	$ (6.21)	$ 18.74

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2008	382,997	$(1,002)	$(14,998)	$(16,000)

Net loss for the six months
ended June 30, 2009	--	(24)	(2,377)	(2,401)

Partners' deficit at
June 30, 2009	382,997	$ (1,026)	$ (17,375)	$ (18,401)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,401)	$ 7,248
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	3,311	2,974
Amortization of loan costs	49	54
Casualty gain	(11)	(85)
Gain on sale of discontinued operations	--	(9,873)
Loss on extinguishment of debt	--	383
Change in accounts:
Receivables and deposits	51	(56)
Other assets	(310)	(244)
Accounts payable	135	(209)
Tenant security deposit liabilities	(34)	12
Accrued property taxes	139	114
Other liabilities	(26)	(32)
Due to affiliates	(418)	266
Net cash provided by operating activities	485	552

Cash flows from investing activities:
Property improvements and replacements	(715)	(5,682)
Proceeds from the sale of discontinued operations	--	11,904
Insurance proceeds received	14	104
Net cash (used in) provided by investing activities	(701)	6,326

Cash flows from financing activities:
Payments on mortgage notes payable	(663)	(675)
Proceeds from mortgage note payable	4,030	--
Repayment of mortgage note payable	--	(4,738)
Prepayment penalty paid	--	(315)
Advances from affiliates	91	5,289
Repayment of advances from affiliates	(3,172)	(6,226)
Loan costs paid	(78)	--
Net cash provided by (used in) financing activities	208	(6,665)

Net (decrease) increase in cash and cash equivalents	(8)	213

Cash and cash equivalents at beginning of period	367	224

Cash and cash equivalents at end of period	$ 359	$ 437

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,227	$ 1,771

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 294	$ 911

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $446,000 and $2,156,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007. Approximately $259,000 of property improvements and replacements in accounts payable which were included in accounts payable at December 31, 2008 were reversed during the six months ended June 30, 2009 due to the settlement of a vendor dispute.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

Organization: On October 2, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Consolidated Capital Institutional Properties/3, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of August 29, 2008, by and between the California partnership and the Delaware partnership. All references herein to the Partnership shall mean Consolidated Capital Institutional Properties/3, a California limited partnership, for all periods prior to October 2, 2008 and Consolidated Capital Institutional Properties/3, LP, a Delaware limited partnership, for all periods from and after October 2, 2008.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2008 reflect the operations of Park Capitol Apartments, which sold in June 2008, as loss from discontinued operations. Included in loss from discontinued operations for the six months ended June 30, 2008 are revenues and loss as noted in the table below.

Park Capitol Apartments
Six Months Ended June 30, 2008

Revenues	$ 604,000
Expenses	(559,000)
Loss on extinguishment of debt	(383,000)
Loss from discontinued operations	$ (338,000)

Recent Accounting Pronouncement : In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $331,000 and $343,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in operating expense and loss from discontinued operations. At December 31, 2008, approximately $8,000 of these amounts were unpaid and included in due to affiliates. There were no such amounts unpaid at June 30, 2009.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $133,000 and $538,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the six months ended June 30, 2009 and 2008 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $41,000 and $336,000, respectively.  At June 30, 2009 and December 31, 2008, approximately $195,000 and $198,000, respectively, of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates.

During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $10,000 to cover expenses related to operations at Tamarac Village Apartments and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the six months ended June 30, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $1,293,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $3,996,000 to cover redevelopment costs at Cedar Rim Apartments. During the six months ended June 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $3,862,000, which included approximately $690,000 of accrued interest, with proceeds from the mortgage debt financing at Cedar Rim Apartments – see “Note F – Financing of Mortgage Notes Payable” and operating cash flow. During the six months ended June 30, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000 which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2009 ranged from 3.94% to 11.19%. Interest expense on outstanding advance balances was approximately $283,000 and $564,000 for the six months ended June 30, 2009 and 2008, respectively. Total advances and accrued interest of approximately $8,338,000 and $11,826,000 remain unpaid and are owed to AIMCO Properties, L.P. at June 30, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $33,000 to cover expenses related to operations at three of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $213,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $291,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership during the three and six months ended June 30, 2008 was approximately $52,000 as a result of receiving approximately $66,000 in insurance proceeds and writing off undepreciated assets of approximately $14,000. The Partnership recognized an additional gain of approximately $8,000 during the third quarter of 2008 as a result of the receipt of additional insurance proceeds of approximately $42,000, including approximately $38,000 for emergency expense and reducing the write off of undepreciated assets by approximately $4,000.

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. During the six months ended June 30, 2009, the Partnership received approximately $14,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the six months ended June 30, 2009.

During August 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire. The estimated damages are approximately $30,000 which includes clean-up costs of approximately $9,000. During the year ended December 31, 2008, the Partnership removed approximately $2,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. Subsequent to June 30, 2009, the Partnership received approximately $19,000 in insurance proceeds and anticipates recognizing a casualty gain of approximately $17,000 during the third quarter of 2009 as a result of the write off of undepreciated assets of approximately $2,000.

Note D – Redevelopment

During 2005, the Partnership began a major redevelopment project at Sienna Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  As of June 30, 2008 the redevelopment was complete.  The total cost of the redevelopment was approximately $6,780,000, of which approximately $2,000 was completed during the six months ended June 30, 2008.

During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed during the fourth quarter of 2008. The total cost of the redevelopment was approximately $14,428,000, of which approximately $2,948,000 was completed during the six months ended June 30, 2008. Included in these construction costs are capitalized construction period interest of approximately $139,000, construction period property taxes of approximately $8,000, and other construction period operating costs of approximately $19,000 for the six months ended June 30, 2008.

Note E – Sale of Investment Property

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 as a result of the sale, which was recognized during 2008, of which approximately $9,873,000 was recognized during the three and six months ended June 30, 2008. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 during the three and six months ended June 30, 2008, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.

Note F – Financing of Mortgage Note Payable

On March 31, 2009, the Partnership obtained a second mortgage in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $78,000, which were capitalized during the six months ended June 30, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Cedar Rim Apartments. The modification includes an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $27,000, commencing May 1, 2009 through the August 1, 2021 maturity date, at which time a balloon payment of approximately $3,189,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $20,000 for the six months ended June 30, 2009, and are included in general and administrative expenses.  The previous terms were an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $40,000 through the August 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

Note G – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure.  During the six months ended June 30, 2008, the Partnership incurred approximately $88,000 related to mold abatement conditions that occurred at Cedar Rim Apartments. There were no such costs incurred during the six months ended June 30, 2009. The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Note I – Subsequent Event

Subsequent to June 30, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Williamsburg Manor Apartments, which is expected to close during the third quarter of 2009 for approximately $10,350,000. The Partnership determined that certain criteria of SFAS No. 144 were not met at June 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Cedar Rim Apartments (1)	92%	53%
New Castle, Washington
Lamplighter Park Apartments (2)	90%	99%
Bellevue, Washington
Sienna Bay Apartments	92%	91%
St. Petersburg, Florida
Tamarac Village Apartments (2)	94%	97%
Denver, Colorado
Williamsburg Manor Apartments	93%	95%
Cary, North Carolina

(1)   The General Partner attributes the increase in occupancy at Cedar Rim Apartments to completion of the redevelopment of the property during the fourth quarter of 2008.

(2)   The General Partner attributes the decrease in occupancy at Lamplighter Park Apartments and Tamarac Village Apartments to poor economic conditions in the area.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $1,290,000 and $2,401,000, respectively, compared to net income of approximately $8,187,000 and $7,248,000 for the three and six months ended June 30, 2008, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and six months ended June 30, 2008 reflect the operations of Park Capitol Apartments, which sold in June 2008, as loss from discontinued operations. Included in loss from discontinued operations for the six months ended June 30, 2008 are revenues and loss as noted in the table below.

Park Capitol Apartments
Six Months Ended June 30, 2008

Revenues	$ 604,000
Expenses	(559,000)
Loss on extinguishment of debt	(383,000)
Loss from discontinued operations	$ (338,000)

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 as a result of the sale, which was recognized during 2008, of which approximately $9,873,000 was recognized during the three and six months ended June 30, 2008. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 during the three and six months ended June 30, 2008, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.

The Partnership recognized a loss from continuing operations of approximately $1,290,000 and $2,401,000 for the three and six months ended June 30, 2009, respectively, compared to loss from continuing operations of approximately $1,330,000 and $2,287,000 for the three and six months ended June 30, 2008, respectively. The decrease in loss from continuing operations for the three months ended June 30, 2009 is due to a decrease in total expenses, partially offset by a decrease in total revenues and a decrease in casualty gain. The increase in loss from continuing operations for the six months ended June 30, 2009 is due to an increase in total expenses and a decrease in casualty gain, partially offset by an increase in total revenues.

Total expenses decreased for the three months ended June 30, 2009 due to decreases in operating, general and administrative, and interest expenses, partially offset by increases in depreciation and property tax expenses. Total expenses increased for the six months ended June 30, 2009 due to increases in depreciation and property tax expenses, partially offset by decreases in operating, general and administrative and interest expenses. Operating expense decreased for the three month period primarily due to decreases in advertising expenses at Sienna Bay Apartments and Cedar Rim Apartments. Operating expense decreased for the six month period due to decreases in advertising expenses, salaries and related benefits and utility expenses primarily at Sienna Bay Apartments and Cedar Rim Apartments, partially offset by an increase in management fee expense primarily at Cedar Rim Apartments due to an increase in revenues upon which the fee is based and increases in salaries and related benefits and utility expenses primarily at Lamplighter Park Apartments. Depreciation expense increased for both periods due to assets being placed into service primarily at Cedar Rim Apartments as a result of the completion of the redevelopment. Interest expense decreased for both periods primarily due to a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the General Partner, as a result of payments made on the advances during 2008 and 2009 partially offset by an increase in interest expense as a result of the second mortgage obtained on Cedar Rim Apartments during March 2009 and a decrease in capitalized interest at Cedar Rim Apartments related to the redevelopment project. Property tax expense increased for both periods due to increases in the assessed values at Sienna Bay Apartments, Lamplighter Park Apartments, and Cedar Rim Apartments, an increase in the property tax rate at Sienna Bay Apartments, and a decrease in capitalized taxes at Cedar Rim Apartments.

General and administrative expense decreased for both the three and six months ended June 30, 2009 due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement as a result of the sale of a property, partially offset by costs incurred with the modification of the first mortgage at Cedar Rim Apartments. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended June 30, 2009 due to a decrease in rental income, partially offset by an increase in other income. Total revenues increased for the six months ended June 30, 2009 due to increases in both rental income and other income. Rental income decreased for the three month period due to decreases in occupancy and average rental rates at Williamsburg Manor Apartments, Sienna Bay Apartments and Lamplighter Park Apartments partially offset by an increase in occupancy at Cedar Rim Apartments. Rental income increased for the six month period due to increases in occupancy at Sienna Bay Apartments and Cedar Rim Apartments and average rental rates at Tamarac Village Apartments, Lamplighter Park Apartments, and Cedar Rim Apartments, partially offset by decreases in occupancy at Williamsburg Manor Apartments, Tamarac Village Apartments, and Lamplighter Park Apartments and decreases in average rental rates at Williamsburg Manor Apartments and Sienna Bay Apartments, and an increase in bad debt expense at all properties. Other income increased for the three month period due to increases in utility reimbursements at Williamsburg Manor Apartments, Sienna Bay Apartments and Cedar Rim Apartments and lease cancellation fees at Lamplighter Park Apartments, partially offset by a decrease in utility reimbursements at Tamarac Village Apartments. Other income increased for the six month period due to increases in utility reimbursements at Sienna Bay Apartments and Cedar Rim Apartments and lease cancellation fees at Lamplighter Park Apartments, partially offset by a decrease in utility reimbursements at Tamarac Village Apartments.

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

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership during the three and six months ended June 30, 2008 was approximately $52,000 as a result of receiving approximately $66,000 in insurance proceeds and writing off undepreciated assets of approximately $14,000. The Partnership recognized an additional gain of approximately $8,000 during the third quarter of 2008 as a result of the receipt of additional insurance proceeds of approximately $42,000, including approximately $38,000 for emergency expense and reducing the write off of undepreciated assets by approximately $4,000.

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. During the six months ended June 30, 2009, the Partnership received approximately $14,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the six months ended June 30, 2009.

During August 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire. The estimated damages are approximately $30,000 which includes clean-up costs of approximately $9,000. During the year ended December 31, 2008, the Partnership removed approximately $2,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. Subsequent to June 30, 2009, the Partnership received approximately $19,000 in insurance proceeds and anticipates recognizing a casualty gain of approximately $17,000 during the third quarter of 2009 as a result of the write off of undepreciated assets of approximately $2,000.

Liquidity and Capital Resources

At June 30, 2009 the Partnership had cash and cash equivalents of approximately $359,000 compared to approximately $437,000 at June 30, 2008. Cash and cash equivalents decreased approximately $8,000 since December 31, 2008 due to approximately $701,000 of cash used in investing activities, partially offset by approximately $208,000 and $485,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of proceeds from the second mortgage note payable and advances from affiliates, partially offset by payments on mortgage notes payable, loan costs paid and repayment of advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

During the six months ended June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $10,000 to cover expenses related to operations at Tamarac Village Apartments and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the six months ended June 30, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $1,293,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $3,996,000 to cover redevelopment costs at Cedar Rim Apartments. During the six months ended June 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $3,862,000, which included approximately $690,000 of accrued interest, with proceeds from the mortgage debt financing at Cedar Rim Apartments (as discussed below) and operating cash flow. During the six months ended June 30, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000 which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2009 ranged from 3.94% to 11.19%. Interest expense on outstanding advance balances was approximately $283,000 and $564,000 for the six months ended June 30, 2009 and 2008, respectively. Total advances and accrued interest of approximately $8,338,000 and $11,826,000 remain unpaid and are owed to AIMCO Properties, L.P. at June 30, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $33,000 to cover expenses related to operations at three of the Partnership’s investment properties.

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

Cedar Rim Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $283,000 of capital improvements at the property consisting primarily of building improvements and furniture replacements.  These improvements were funded from operating cash flow. During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed during the fourth quarter of 2008 at a total cost of approximately $14,428,000. During the six months ended June 30, 2009, the Partnership reversed approximately $259,000 of costs that were previously accrued and capitalized as part of the redevelopment due to the settlement of a vendor dispute. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $157,000 of capital improvements at the property consisting primarily of building improvements, floor covering replacement, lighting, fire safety upgrades and construction related to the casualty discussed above.  These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $206,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, kitchen and bath resurfacing, structural improvements, fire safety and heating unit upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $86,000 of capital improvements at the property consisting primarily of air conditioning unit upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $90,000 of capital improvements at the property consisting primarily of floor covering and furniture replacements and kitchen and bath resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. On March 31, 2009, the Partnership obtained a second mortgage in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $78,000, which were capitalized during the six months ended June 30, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Cedar Rim Apartments. The modification includes an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $27,000, commencing May 1, 2009 through the August 1, 2021 maturity date, at which time a balloon payment of approximately $3,189,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $20,000 for the six months ended June 30, 2009, and are included in general and administrative expenses. The previous terms were an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $40,000 through the August 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

The mortgage indebtedness encumbering the Partnership's properties of approximately $50,227,000 has maturity dates ranging from September 2012 to August 2021. The mortgage indebtedness encumbering Tamarac Village Apartments of approximately $16,081,000 requires monthly payments until the loan matures on July 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Lamplighter Park, Williamsburg Manor, Sienna Bay, and Cedar Rim Apartments of approximately $34,146,000 requires monthly payments until the loans mature between September 2012 and August 2021 and have balloon payments totaling approximately $29,655,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at June 30, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts accrued and payable to affiliates, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 limited partnership units (the "Units") in the Partnership representing 62.46% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled.   The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits.

See Exhibit Index Attached.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

By: CONCAP EQUITIES, INC.
General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

10.52       Deed of Trust, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between AIMCO Williamsburg Manor, LLC, a Delaware limited liability company and New York Life Insurance Company filed as Exhibit 10.52 to the Registrant’s Current Report on Form 8-K dated August 31, 2005, incorporated herein by reference.

10.53       Promissory Note dated August 31, 2005 between AIMCO Williamsburg Manor, LLC, a Delaware limited liability company and New York Life Insurance Company filed as Exhibit 10.53 to the Registrant’s Current Report on Form 8-K dated August 31, 2005, incorporated herein by reference.

10.54       Guaranty dated August 31, 2005 between AIMCO Properties, L.P., for the benefit of New York Life Insurance Company filed as Exhibit 10.54 to the Registrant’s Current Report on Form 8-K dated August 31, 2005, incorporated herein by reference.

10.55       Additional Mortgage Note dated August 31, 2005 between AIMCO Sandpiper, LLC, a Delaware limited liability company and New York Life Insurance Company (related to Sienna Bay Apartments) filed as Exhibit 10.55 to the Registrant’s Current Report on Form 8-K dated August 31, 2005, incorporated herein by reference.

10.56       Modification, Reinstatement and Consolidation of Notes dated August 31, 2005 between AIMCO Sandpiper, LLC, a Delaware limited liability company and New York Life Insurance Company (related to Sienna Bay Apartments) filed as Exhibit 10.56 to the Registrant’s Current Report on Form 8-K dated August 31, 2005, incorporated herein by reference.

10.57       Mortgage, Assignment of Leases and Rents and Security Agreement dated August 31, 2005 between AIMCO Sandpiper, LLC, a Delaware limited liability company and New York Life Insurance Company (related to Sienna Bay Apartments) filed as Exhibit 10.57 to the Registrant’s Current Report on Form 8-K dated August 31, 2005, incorporated herein by reference.

10.58       Guaranty dated August 31, 2005 between AIMCO Properties, L.P. for the benefit of New York Life Insurance Company (related to Sienna Bay Apartments) filed as Exhibit 10.58 to the Registrant’s Current Report on Form 8-K dated August 31, 2005, incorporated herein by reference.

10.63       Multifamily Note dated August 31, 2007 between Consolidated Capital Institutional Properties/3, a California limited partnership and Capmark Bank in reference to Lamplighter Park Apartments filed as Exhibit 10.63 to the Registrant’s Current Report on Form 8-K dated August 31, 2007, incorporated herein by reference.

10.64       Amended and Restated Multifamily Note dated August 31, 2007 between Consolidated Capital Institutional Properties/3, a California limited partnership and Capmark Bank in reference to Lamplighter Park Apartments filed as Exhibit 10.64 to the Registrant’s Current Report on Form 8-K dated August 31, 2007, incorporated herein by reference.

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

10.71       Amended and Restated Guaranty (Recast Transaction), dated March 31, 2009, between AIMCO Properties, L.P., a Delaware limited partnership, and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 31, 2009.

10.77       Purchase and Sale Contract between CCIP/3 Williamsburg Manor, LLC, a Delaware limited liability company and The Embassy Group LLC, a New York limited liability company dated July 14, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 14, 2009.

10.78       First Amendment to the Purchase and Sale Contract between CCIP/3 Williamsburg Manor, LLC, a Delaware limited liability company and The Embassy Group LLC, a New York limited liability company, dated August 4, 2009. Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 4, 2009.

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