Form 10-Q
period 2009-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2009-11-16
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 5,055	$ 367
Receivables and deposits	560	699
Other assets	1,079	956
Investment properties:
Land	6,896	6,896
Buildings and related personal property	67,826	67,053
	74,722	73,949
Less accumulated depreciation	(39,973)	(35,346)
	34,749	38,603
Assets held for sale (Notes A and E)	--	4,003
	$ 41,443	$ 44,628

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 465	$ 606
Tenant security deposit liabilities	317	412
Accrued property taxes	503	193
Other liabilities	495	512
Due to affiliates (Note B)	8,504	12,032
Mortgage notes payable (Note F)	45,032	41,922
Liabilities related to assets held
for sale (Notes A and E)	--	4,951
	55,316	60,628

Partners' Deficit
General partner	(981)	(1,002)
Limited partners (382,997 units outstanding)	(12,892)	(14,998)
	(13,873)	(16,000)
	$ 41,443	$ 44,628

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues:
Rental income	$ 2,505	$ 2,702	$ 7,622	$ 7,658
Other income	327	350	1,022	1,014
Total revenues	2,832	3,052	8,644	8,672

Expenses:
Operating	1,386	1,365	4,127	4,180
General and administrative	111	125	317	421
Depreciation	1,547	1,519	4,622	4,182
Interest	894	930	2,705	2,874
Property taxes	223	180	679	543
Total expenses	4,161	4,119	12,450	12,200

Casualty gain (Note C)	18	8	29	60
Loss from continuing operations	(1,311)	(1,059)	(3,777)	(3,468)
(Loss) income from discontinued
operations (Notes A and E)	(503)	28	(438)	(188)
Gain on sale of discontinued
operations (Note E)	6,342	--	6,342	9,873

Net income (loss)	$ 4,528	$(1,031)	$ 2,127	$ 6,217

Net income (loss) allocated to
general partner (1%)	$ 45	$ (10)	$ 21	$ 62
Net income (loss) allocated to
limited partners (99%)	4,483	(1,021)	2,106	6,155
	$ 4,528	$(1,031)	$ 2,127	$ 6,217

Per limited partnership unit:
Loss from continuing operations	$ (3.38)	$ (2.74)	$ (9.76)	$ (8.96)
(Loss) income from discontinued
operations	(1.30)	.07	(1.13)	(.49)
Gain on sale of discontinued
operations	16.39	--	16.39	25.52
Net income (loss) per limited
partnership unit	$ 11.71	$ (2.67)	$ 5.50	$ 16.07

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital
contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2008	382,997	$(1,002)	$(14,998)	$(16,000)

Net income for the nine months
ended September 30, 2009	--	21	2,106	2,127

Partners' deficit at
September 30, 2009	382,997	$ (981)	$(12,892)	$(13,873)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 2,127	$ 6,217
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	4,938	4,608
Amortization of loan costs	74	78
Casualty gain	(29)	(93)
Gain on sale of discontinued operations	(6,342)	(9,873)
Loss on extinguishment of debt	492	383
Change in accounts:
Receivables and deposits	136	(53)
Other assets	(112)	(173)
Accounts payable	35	(347)
Tenant security deposit liabilities	(95)	11
Accrued property taxes	310	323
Other liabilities	(30)	(22)
Due to affiliates	(490)	553
Net cash provided by operating activities	1,014	1,612
Cash flows from investing activities:
Property improvements and replacements	(1,121)	(6,994)
Proceeds from the sale of discontinued operations	10,170	11,904
Insurance proceeds received	34	108
Net cash provided by investing activities	9,083	5,018
Cash flows from financing activities:
Payments on mortgage notes payable	(987)	(1,004)
Repayment of mortgage notes payable	(4,871)	(4,738)
Proceeds from mortgage note payable	4,030	--
Prepayment penalties paid	(465)	(315)
Advances from affiliates	134	5,967
Repayment of advances from affiliates	(3,172)	(6,226)
Loan costs paid	(78)	--
Net cash used in financing activities	(5,409)	(6,316)
Net increase in cash and cash equivalents	4,688	314

Cash and cash equivalents at beginning of period	367	224

Cash and cash equivalents at end of period	$ 5,055	$ 538

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,063	$ 2,547

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 245	$ 585

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $446,000 and $2,156,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively. Approximately $259,000 of property improvements and replacements in accounts payable which were included in accounts payable at December 31, 2008 were reversed during the nine months ended September 30, 2009 due to the settlement of a vendor dispute.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

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

The accompanying statements of operations for the three and nine months ended September 30, 2008 have been restated to reflect the operations of Williamsburg Manor Apartments as discontinued operations as a result of the sale of the property in September 2009. The accompanying statements of operations for the three and nine months ended September 30, 2008 also reflect the operations of Park Capitol Apartments as discontinued operations as result of the sale of the property in June 2008. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 and 2008 (in thousands):

Nine Months Ended September 30, 2009
			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Williamsburg Manor
Apartments	$ 1,293	$ (1,239)	$ (492)	$ (438)

	Nine Months Ended September 30, 2008
			Loss on		Income (loss) from
			Extinguishment	Casualty	Discontinued
	Revenues	Expenses	of Debt	Gain	Operations

Williamsburg
Manor
Apartments	$ 1,351	$(1,234)	$ --	$ 33	$ 150
Park Capitol
Apartments	604	(559)	(383)	--	(338)
	$ 1,955	$(1,793)	$ (383)	$ 33	$ (188)

As a result of the sale of Williamsburg Manor Apartments in September 2009, the accompanying balance sheet as of December 31, 2008 has been restated to reflect the respective assets and liabilities of Williamsburg Manor Apartments as held for sale.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $492,000 and $515,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in operating expense and (loss) income from discontinued operations. At December 31, 2008, approximately $8,000 of these amounts were unpaid and included in due to affiliates. There were no such amounts unpaid at September 30, 2009.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $212,000 and $736,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the nine months ended September 30, 2009 and 2008 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $69,000 and $443,000, respectively. At September 30, 2009 and December 31, 2008, approximately $7,000 and $198,000, respectively, of these reimbursements are payable to affiliates of the General Partner and are included in due to affiliates.

During the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the nine months ended September 30, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $1,551,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $4,416,000 to cover redevelopment costs at Cedar Rim Apartments. During the nine months ended September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $3,862,000, which included approximately $690,000 of accrued interest, with proceeds from the mortgage debt financing at Cedar Rim Apartments – see “Note F – Financing of Mortgage Notes Payable” and operating cash flow. During the nine months ended September 30, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000, which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2009 ranged from 3.94% to 11.19%. Interest expense on outstanding advance balances was approximately $399,000 and $759,000 for the nine months ended September 30, 2009 and 2008, respectively. Total advances and accrued interest of approximately $8,497,000 and $11,826,000 remain unpaid and are owed to AIMCO Properties, L.P. at September 30, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Subsequent to September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $6,700,000, which included approximately $608,000 of accrued interest, with proceeds from the sale of Williamsburg Manor Apartments – see “Note E –Investment Properties” and proceeds from the mortgage debt financing at Tamarac Village Apartments – see “Note I – Subsequent Events”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $213,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $291,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Events

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the nine months ended September 30, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000, which is included in (loss) income from discontinued operations, as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership as of September 30, 2008 was approximately $60,000, of which approximately $8,000 was recognized during the three months ended September 30, 2008, as a result of receiving approximately $108,000 in insurance proceeds during the nine months ended September 30, 2008, including approximately $38,000 for emergency expenses, and the write off of undepreciated assets of approximately $10,000. The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. During the nine months ended September 30, 2009, the Partnership received approximately $14,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the nine months ended September 30, 2009.

During August 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $30,000 which included clean-up costs of approximately $9,000. During the year ended December 31, 2008, the Partnership removed approximately $2,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the three and nine months ended September 30, 2009, the Partnership received approximately $20,000 in insurance proceeds and recognized a casualty gain of approximately $18,000 as a result of the write off of undepreciated assets of approximately $2,000 during the three and nine months ended September 30, 2009.

Note D – Redevelopment

During 2005, the Partnership began a major redevelopment project at Sienna Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  As of September 30, 2008 the redevelopment was complete.  The total cost of the redevelopment was approximately $6,780,000, of which approximately $2,000 was completed during the nine months ended September 30, 2008.

During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment was completed during the fourth quarter of 2008. The total cost of the redevelopment was approximately $14,428,000, of which approximately $3,207,000 was completed during the nine months ended September 30, 2008. Included in these construction costs are capitalized construction period interest of approximately $140,000, construction period property taxes of approximately $8,000, and other construction period operating costs of approximately $19,000 for the nine months ended September 30, 2008.

Note E – Investment Properties

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,342,000 as a result of the sale, which was recognized during the three and nine months ended September 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the three and nine months ended September 30, 2009, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 as a result of the sale, which was recognized during 2008, of which approximately $9,873,000 was recognized during the nine months ended September 30, 2008. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 during the nine months ended September 30, 2008, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.

On August 14, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Sienna Bay Apartments. The sale is expected to close during the fourth quarter of 2009 for a purchase price of $16,850,000. In connection with the sale of Sienna Bay Apartments, the Partnership agreed to provide partial seller financing to the buyer. The partial seller financing will be in the amount of $2,500,000 and will accrue interest at a rate of 5% each year until maturity. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore continues to report the assets and liabilities of Sienna Bay Apartments as held for investment and its respective operations as continuing operations.

Note F – Financing of Mortgage Notes Payable

On March 31, 2009, the Partnership obtained a second mortgage in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $78,000, which were capitalized during the nine months ended September 30, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Cedar Rim Apartments. The modification includes an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $27,000, commencing May 1, 2009 through the August 1, 2021 maturity date, at which time a balloon payment of approximately $3,189,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $20,000 for the nine months ended September 30, 2009, and are included in general and administrative expenses.  The previous terms were an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $40,000 through the August 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

Note G – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $47,017,000.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.  The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure.  During the nine months ended September 30, 2008, the Partnership incurred approximately $88,000 related to mold abatement conditions that occurred at Cedar Rim Apartments. There were no such costs incurred during the nine months ended September 30, 2009. The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Note I – Subsequent Events

Subsequent to September 30, 2009, the Partnership obtained a second mortgage in the principal amount of $2,600,000 on Tamarac Village Apartments. The second mortgage bears interest at a fixed interest rate of 6.48% per annum and requires monthly payments of principal and interest of approximately $16,000 beginning December 1, 2009 through the July 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $2,113,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Tamarac Village Apartments. The modification includes an interest rate of 7.45% per annum and monthly payments of principal and interest of approximately $110,000, commencing December 1, 2009 through the July 1, 2021 maturity date, at which time a balloon payment of approximately $13,201,000 is due.  The previous terms were an interest rate of 7.45% per annum and monthly payments of principal and interest of approximately $169,000 through the July 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Cedar Rim Apartments (1)	92%	67%
New Castle, Washington
Lamplighter Park Apartments (2)	92%	99%
Bellevue, Washington
Sienna Bay Apartments	94%	92%
St. Petersburg, Florida
Tamarac Village Apartments (2)	95%	98%
Denver, Colorado

(1)   The General Partner attributes the increase in occupancy at Cedar Rim Apartments to completion of the redevelopment of the property during the fourth quarter of 2008.

(2)   The General Partner attributes the decrease in occupancy at Lamplighter Park Apartments and Tamarac Village Apartments to poor economic conditions in the local areas.

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

Results of Operations

The Partnership’s net income was approximately $4,528,000 and $2,127,000 for the three and nine months ended September 30, 2009, respectively, compared to net loss of approximately $1,031,000 for the three months ended September 30, 2008 and net income of approximately $6,217,000 for the nine months ended September 30, 2008. The statements of operations for the three and nine months ended September 30, 2008 have been restated to reflect the operations of Williamsburg Manor Apartments as discontinued operations as a result of the sale of the property in September 2009. The statements of operations for the three and nine months ended September 30, 2008 also reflect the operations of Park Capitol Apartments as discontinued operations as result of the sale of the property in June 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 and 2008 (in thousands):

Nine Months Ended September 30, 2009
			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Williamsburg Manor
Apartments	$ 1,293	$ (1,239)	$ (492)	$ (438)

	Nine Months Ended September 30, 2008
			Loss on		Income (loss) from
			Extinguishment	Casualty	Discontinued
	Revenues	Expenses	of Debt	Gain	Operations

Williamsburg
Manor
Apartments	$ 1,351	$(1,234)	$ --	$ 33	$ 150
Park Capitol
Apartments	604	(559)	(383)	--	(338)
	$ 1,955	$(1,793)	$ (383)	$ 33	$ (188)

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,342,000 as a result of the sale, which was recognized during the three and nine months ended September 30, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the three and nine months ended September 30, 2009, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 as a result of the sale, which was recognized during 2008, of which approximately $9,873,000 was recognized during the nine months ended September 30, 2008. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 during the nine months ended September 30, 2008, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.

The Partnership recognized a loss from continuing operations of approximately $1,311,000 and $3,777,000 for the three and nine months ended September 30, 2009, respectively, compared to a loss from continuing operations of approximately $1,059,000 and $3,468,000 for the three and nine months ended September 30, 2008, respectively. The increase in loss from continuing operations for the three months ended September 30, 2009 is due to a decrease in total revenues and an increase in total expenses, partially offset by an increase in casualty gain. The increase in loss from continuing operations for the nine months ended September 30, 2009 is due to a decrease in total revenues, an increase in total expenses, and a decrease in casualty gain.

Total revenues decreased for the three and nine months ended September 30, 2009 due to a decrease in rental income. Other income remained relatively constant for the comparable periods. Rental income decreased for the three month period due to a decrease in the average rental rates at all the Partnership’s investment properties. Rental income decreased for the nine month period due decreases in occupancy at Tamarac Village Apartments and Lamplighter Park Apartments and decreases in average rental rates at Sienna Bay Apartments and Lamplighter Park Apartments and an increase in bad debt expense at all properties, partially offset by increases in occupancy at Sienna Bay Apartments and Cedar Rim Apartments and average rental rates at Tamarac Village Apartments and Cedar Rim Apartments.

Total expenses increased for the three months ended September 30, 2009 due to increases in operating, depreciation, and property tax expenses, partially offset by decreases in interest and general and administrative expenses. Total expenses increased for the nine months ended September 30, 2009 due to increases in depreciation and property tax expenses, partially offset by decreases in operating, general and administrative and interest expenses. Operating expense increased for the three month period primarily due to an increase in contract services at Lamplighter Park Apartments. Operating expense decreased for the nine month period due to decreases in advertising expenses, primarily at Cedar Rim Apartments and Sienna Bay Apartments, administrative fees at Lamplighter Park Apartments and Sienna Bay Apartments, salaries and related benefits at Cedar Rim Apartments and costs associated with mold abatement at Cedar Rim Apartments during 2008, partially offset by an increase in contract services at Lamplighter Park Apartments. Depreciation expense increased for both periods due to assets being placed into service primarily at Cedar Rim Apartments as a result of the completion of the redevelopment. Property tax expense increased for both periods due to increases in the assessed values at Sienna Bay Apartments, Lamplighter Park Apartments, and Cedar Rim Apartments, an increase in the property tax rate at Sienna Bay Apartments, and a decrease in capitalized taxes at Cedar Rim Apartments. Interest expense decreased for both periods primarily due to a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the General Partner, as a result of payments made on the advances during 2008 and 2009, partially offset by an increase in interest expense as a result of the second mortgage obtained on Cedar Rim Apartments during March 2009 and a decrease in capitalized interest at Cedar Rim Apartments related to the redevelopment project.

General and administrative expense decreased for both the three and nine months ended September 30, 2009 due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement as a result of the sale of a property during 2008, partially offset by an increase in costs incurred by the Partnership associated with communications to regulatory agencies and investors. For the nine months ended September 30, 2009 the decrease in general and administrative expense was also offset by costs incurred with the modification of the first mortgage at Cedar Rim Apartments during March 2009. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the nine months ended September 30, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000, which is included in (loss) income from discontinued operations, as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership as of September 30, 2008 was approximately $60,000, of which approximately $8,000 was recognized during the three months ended September 30, 2008, as a result of receiving approximately $108,000 in insurance proceeds during the nine months ended September 30, 2008, including approximately $38,000 for emergency expenses, and the write off of undepreciated assets of approximately $10,000. The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. During the nine months ended September 30, 2009, the Partnership received approximately $14,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the nine months ended September 30, 2009.

During August 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $30,000 which included clean-up costs of approximately $9,000. During the year ended December 31, 2008, the Partnership removed approximately $2,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the three and nine months ended September 30, 2009, the Partnership received approximately $20,000 in insurance proceeds and recognized a casualty gain of approximately $18,000 as a result of the write off of undepreciated assets of approximately $2,000 during the three and nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $5,055,000 compared to approximately $367,000 at December 31, 2008. The increase in cash and cash equivalents of approximately $4,688,000 from December 31, 2008, is due to approximately $9,083,000 and $1,014,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $5,409,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Williamsburg Manor Apartments and insurance proceeds received, partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayments of advances from affiliates, repayment of the debt encumbering Williamsburg Manor Apartments, a prepayment penalty, loan costs paid and payments on mortgage notes payable, partially offset by proceeds from the second mortgage note payable and advances from affiliates.

During the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the nine months ended September 30, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $1,551,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $4,416,000 to cover redevelopment costs at Cedar Rim Apartments. During the nine months ended September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $3,862,000, which included approximately $690,000 of accrued interest, with proceeds from the mortgage debt financing at Cedar Rim Apartments, as discussed below, and operating cash flow. During the nine months ended September 30, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000, which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2009 ranged from 3.94% to 11.19%. Interest expense on outstanding advance balances was approximately $399,000 and $759,000 for the nine months ended September 30, 2009 and 2008, respectively. Total advances and accrued interest of approximately $8,497,000 and $11,826,000 remain unpaid and are owed to AIMCO Properties, L.P. at September 30, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $6,700,000, which included approximately $608,000 of accrued interest, with proceeds from the sale of Williamsburg Manor Apartments, as discussed above, and proceeds from the mortgage debt financing at Tamarac Village Apartments – see Item 1. Financial Statements – “Note I – Subsequent Events”.

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

Cedar Rim Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $316,000 of capital improvements at the property consisting primarily of building improvements and furniture replacements.  These improvements were funded from operating cash flow. During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed during the fourth quarter of 2008 at a total cost of approximately $14,428,000. During the nine months ended September 30, 2009, the Partnership reversed approximately $259,000 of costs that were previously accrued and capitalized as part of the redevelopment due to the settlement of a vendor dispute. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $266,000 of capital improvements at the property consisting primarily of building improvements, appliance and floor covering replacements, lighting, fire safety upgrades and construction related to the casualties discussed above.  These improvements were funded from operating cash flow and insurance proceeds.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $326,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, kitchen and bath resurfacing, structural improvements, fire safety, elevator and heating unit upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $150,000 of capital improvements at the property consisting primarily of air conditioning unit upgrades and floor covering replacement. These improvements were funded from operating cash flow. This property was sold during September 2009.

Sienna Bay Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $121,000 of capital improvements at the property consisting primarily of floor covering and furniture replacements and kitchen and bath resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. On March 31, 2009, the Partnership obtained a second mortgage in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $78,000, which were capitalized during the nine months ended September 30, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Cedar Rim Apartments. The modification includes an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $27,000, commencing May 1, 2009 through the August 1, 2021 maturity date, at which time a balloon payment of approximately $3,189,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $20,000 for the nine months ended September 30, 2009, and are included in general and administrative expenses. The previous terms were an interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $40,000 through the August 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

The mortgage indebtedness encumbering the Partnership's properties of approximately $45,032,000 has maturity dates ranging from September 2012 to August 2021. The mortgage indebtedness encumbering Tamarac Village Apartments of approximately $15,874,000 required monthly payments until the loan matured on July 2021, at which time the loan was scheduled to be fully amortized. The mortgage indebtedness encumbering Lamplighter Park, Sienna Bay, and Cedar Rim Apartments of approximately $29,158,000 requires monthly payments until the loans mature between September 2012 and August 2021 and have balloon payments totaling approximately $29,655,000 due at maturity. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the investment properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure. See Item 1. Financial Statements – “Note I – Subsequent Events” for information related to the October 2009 addition of a second mortgage on Tamarac Village Apartments.

The Partnership made no distributions during the nine months ended September 30, 2009 and 2008. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the General Partner at September 30, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after planned capital expenditures and repayment of amounts accrued and payable to affiliates, to permit any distributions to its partners for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 limited partnership units (the "Units") in the Partnership representing 62.46% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of  2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

By: CONCAP EQUITIES, INC.
General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

10.79       Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated August 14, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 14, 2009.

10.80       Multifamily Note, dated October 5, 2009, between Tamarac Village, LLC, a Delaware limited liability company and Capmark Bank, a Utah industrial bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 5, 2009.

10.81       Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated October 5, 2009, between Tamarac Village, LLC, a Delaware limited liability company and Capmark Bank, a Utah industrial bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 5, 2009.

10.82       Guaranty, dated October 5, 2009, between AIMCO Properties, L.P., a Delaware limited partnership, and Capmark Bank, a Utah industrial bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 5, 2009.

10.83       Amended and Restated Multifamily Note (Recast Transaction), dated October 5, 2009, between Tamarac Village, LLC, a Delaware limited liability company and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 5, 2009.

10.84       Amended and Restated Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Recast Transaction), dated October 5, 2009, between Tamarac Village, LLC, a Delaware limited liability company and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 5, 2009.

10.85       Amended and Restated Guaranty (Recast Transaction), dated October 5, 2009, between AIMCO Properties, L.P., a Delaware limited partnership, and Federal Home Loan Mortgage Corporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 5, 2009.

10.86       First Amendment to Purchase and Sale Contract, dated October 8, 2009, between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 8, 2009.

10.87       Second Amendment to Purchase and Sale Contract, dated November 10, 2009, between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 10, 2009.

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