Form 10-K
period 2009-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2010-04-09
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Units of Limited Partnership Interest

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests, as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

Consolidated Capital Institutional Properties/3 (the “Partnership” or “Registrant”) was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. Commencing July 23, 1985, the Partnership offered 800,000 Units of Limited Partnership Interests (the "Units") at a purchase price of $250 per Unit pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units terminated on May 15, 1987, with 383,033 Units sold for an aggregate of approximately $95,758,000. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The general partner of the Partnership is ConCap Equities, Inc. ("CEI" or the "General Partner"), a Delaware corporation.  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

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

Item 2.     Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Acquisition	Type of Ownership	Use

Cedar Rim Apartments	4/12/91	Fee ownership subject to	Apartment
New Castle, Washington		first and second mortgages.	104 units

Lamplighter Park Apartments	4/12/91	Fee ownership subject to	Apartment
Bellevue, Washington		first and second mortgages.	174 units

Tamarac Village Apartments	6/10/92	Fee ownership subject to	Apartment
I,II,III and IV		first and second mortgages.	564 units
Denver, Colorado

Sienna Bay Apartments (1)	11/30/94	Fee ownership subject to	Apartment
St. Petersburg, Florida		first mortgage.	276 units

(1)   The Partnership has determined that its investment property, Sienna Bay Apartments, met the held for sale criteria at December 31, 2009, and accordingly, the assets and liabilities of the property have been classified as held for sale on the balance sheets at December 31, 2009 and 2008 and the operations of the property have been shown as loss from discontinued operations in the statements of operations for the years ended December 31, 2009 and 2008.

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,342,000 during the year ended December 31, 2009 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the year ended December 31, 2009, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 during the year ended December 31, 2008 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 during the year ended December 31, 2008, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.

Subsequent to December 31, 2009, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership. The Partnership expects to recognize a gain from sale of discontinued operations of approximately $7,689,000 during the first quarter of 2010 as a result of the sale and a loss on extinguishment of debt of approximately $44,000 due to the write-off of unamortized loan costs. In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in partial financing to the purchaser (the “Seller Loan”). Monthly payments of interest only commence May 1, 2010 through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan will be payable at a rate of 5.0% each year until maturity.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Cedar Rim Apartments	$21,112	$ 9,501	3-30 yrs	S/L	$11,515
Lamplighter
Park Apartments	11,815	6,648	3-30 yrs	S/L	6,016
Tamarac
Village Apartments	23,383	15,390	5-30 yrs	S/L	10,516

	$56,310	$31,539			$28,047

See "Note A" of the Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

The gross carrying value, accumulated depreciation and Federal tax basis of Sienna Bay Apartments, which are shown as assets held for sale at December 31, 2009, were approximately $18,637,000, $9,935,000 and $9,106,000, respectively.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Cedar Rim
1st mortgage	$ 3,857	7.49%	360 mths	8/01/21	$ 3,189
2nd mortgage	4,000	6.45%	360 mths	8/01/21	3,209
Lamplighter Park
1st mortgage	6,498	7.48%	360 mths	07/01/21	5,224
2nd mortgage	4,078	5.93%	360 mths	07/01/19	3,339
Tamarac Village
1st mortgage	15,792	7.45%	360 mths	7/01/21	13,201
2nd mortgage	2,598	6.48%	360 mths	7/01/21	2,113
	$36,823				$30,275

(1)   Fixed rate mortgages.

(2)   See "Item 8. Financial Statements and Supplementary Data – Note C" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

The principal balance of the fixed rate mortgage encumbering Sienna Bay Apartments at December 31, 2009 is approximately $10,630,000 and is included in liabilities related to assets held for sale. In connection with the sale of Sienna Bay Apartments in March 2010 the mortgage loan was assumed by the buyer.

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $78,000, which were capitalized during the year ended December 31, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Cedar Rim Apartments. The modification includes a fixed interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $27,000, commencing May 1, 2009 through the August 1, 2021 maturity date, at which time a balloon payment of approximately $3,189,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $20,000 for the year ended December 31, 2009, and are included in general and administrative expenses.  The previous terms were a fixed interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $40,000 through the August 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

On October 5, 2009, the Partnership obtained a second mortgage loan in the principal amount of $2,600,000 on Tamarac Village Apartments.  The second mortgage bears interest at a fixed interest rate of 6.48% per annum and requires monthly payments of principal and interest of approximately $16,000, beginning December 1, 2009 through the July 1, 2021 maturity date. The second mortgage has a balloon payment of approximately $2,113,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $79,000, which were capitalized during the year ended December 31, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Tamarac Village Apartments. The modification includes a fixed interest rate of 7.45% per annum and monthly payments of principal and interest of approximately $110,000, commencing December 1, 2009, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $13,201,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $12,000 for the year ended December 31, 2009, and are included in general and administrative expenses. The previous terms were a fixed interest rate of 7.45% per annum and monthly payments of principal and interest of approximately $169,000 through the July 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for each property were as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy

Property	2009	2008	2009	2008

Cedar Rim Apartments (1)	$15,854	$15,781	93%	75%
Lamplighter Park Apartments (2)	12,049	13,062	93%	98%
Tamarac Village Apartments (2)	7,446	7,359	95%	98%

(1)      The General Partner attributes the increase in occupancy at Cedar Rim Apartments to the completion of the redevelopment of the property during the fourth quarter of 2008.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

	2009	2009
	Taxes	Rates
	(in thousands)

Cedar Rim Apartments	$178	1.01%
Lamplighter Park Apartments	156	0.69%
Tamarac Village Apartments	194	6.51%

Capital Improvements

Cedar Rim Apartments

During the year ended December 31, 2009, the Partnership completed approximately $321,000 of capital improvements at the property consisting primarily of building improvements, electrical upgrades and furniture replacements.  These improvements were funded from operating cash flow. During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed as of December 31, 2008 at a total cost of approximately $14,428,000, of which approximately $3,547,000 was completed during the year ended December 31, 2008. During the year ended December 31, 2009, the Partnership reversed approximately $259,000 of costs that were previously accrued and capitalized as part of the redevelopment due to the settlement of a vendor dispute. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the year ended December 31, 2009, the Partnership completed approximately $339,000 of capital improvements at the property consisting primarily of building improvements, common area painting, floor covering and appliance replacements, lighting, fire safety upgrades and construction related to the casualties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated in 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the year ended December 31, 2009, the Partnership completed approximately $492,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, kitchen and bath resurfacing, structural improvements, fire safety, elevator and heating unit upgrades and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated in 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Williamsburg Manor Apartments

During the year ended December 31, 2009, the Partnership completed approximately $150,000 of capital improvements at the property consisting primarily of air conditioning unit upgrades and floor covering replacement. These improvements were funded from operating cash flow. This property was sold during September 2009.

Sienna Bay Apartments

During the year ended December 31, 2009, the Partnership completed approximately $153,000 of capital improvements at the property consisting primarily of floor covering and furniture replacements and kitchen and bath resurfacing. These improvements were funded from operating cash flow. This property is classified as held for sale at December 31, 2009 and was sold during the first quarter of 2010.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

                                       PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units (the "Units") aggregating approximately $95,758,000. The Partnership currently has 6,725 holders of record owning an aggregate of 382,983.8 Units. Affiliates of the General Partner owned 239,212 units or 62.46% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions during the years ended December 31, 2009 and 2008. Subsequent to December 31, 2009, the Partnership paid a distribution of approximately $1,673,000 (approximately $1,657,000 or $4.32 per limited partnership unit) from proceeds from the March 5, 2009 sale of Sienna Bay Apartments. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2010 or subsequent periods. See "Item 2. Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 Units in the Partnership representing 62.46% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income was approximately $1,031,000 and $5,189,000 for the years ended December 31, 2009 and 2008, respectively. The statement of operations for the year ended December 31, 2008 has been restated to reflect the operations of Williamsburg Manor Apartments and Sienna Bay Apartments as discontinued operations as a result of the sale of Williamsburg Manor Apartments in September 2009 and Sienna Bay Apartments being classified as held for sale at December 31, 2009. The Partnership entered into a sale contract on August 14, 2009 to sell Sienna Bay Apartments to a third party. The sale was completed during the first quarter of 2010. The operations of these two properties are included in loss from discontinued operations for the year ended December 31, 2009. The statement of operations for the year ended December 31, 2008 also includes the operations of Park Capitol Apartments as discontinued operations as a result of its sale during June 2008. The respective assets and liabilities of Sienna Bay Apartments are classified as held for sale at December 31, 2009 and the balance sheet as of December 31, 2008 has been restated to reflect the classification of the respective assets and liabilities of both Williamsburg Manor Apartments and Sienna Bay Apartments as held for sale at December 31, 2008. Included in loss from discontinued operations for the years ended December 31, 2009 and 2008 are (loss) income and revenues as noted in the table below.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31, 2009
			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Williamsburg Manor Apartments	$ 1,293	$(1,261)	$ (492)	$ (460)
Sienna Bay Apartments	3,043	(3,884)	--	(841)
	$ 4,336	$(5,145)	$ (492)	$(1,301)

	Year Ended December 31, 2008
			Loss on		Income (loss) from
			Extinguishment	Casualty	Discontinued
	Revenues	Expenses	of Debt	Gain	Operations

Williamsburg
Manor
Apartments	$ 1,800	$(1,654)	$ --	$ 33	$ 179
Sienna Bay
Apartments	3,230	(4,154)	--	--	(924)
Park Capitol
Apartments	604	(529)	(383)	--	(308)
	$ 5,634	$(6,337)	$ (383)	$ 33	$(1,053)

On August 14, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Sienna Bay Apartments. The sale was completed during the first quarter of 2010. In connection with the sale of Sienna Bay Apartments, the Partnership agreed to provide partial seller financing to the buyer in the amount of $2,500,000 and will accrue interest at a rate of 5% each year until maturity. The Partnership determined that the held for sale criteria were met at December 31, 2009 and has classified the assets and liabilities of Sienna Bay Apartments as held for sale and its respective operations as discontinued operations for the years ended December 31, 2009 and 2008. In connection with the sale contract, the Partnership received a non-refundable sale deposit of $1,000,000 during the year ended December 31, 2009 which is included as deferred revenue in liabilities related to assets held for sale at December 31, 2009. Subsequent to December 31, 2009, the Partnership received an additional non-refundable sale deposit of $1,500,000 – see “Item 8. Financial Statements and Supplementary Data – Note J”.

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,342,000 as a result of the sale, which was recognized during the year ended December 31, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the year ended December 31, 2009, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 as a result of the sale, which was recognized during the year ended December 31, 2008. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 during the year ended December 31, 2008, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.

The Partnership recognized a loss from continuing operations of approximately $4,010,000 and $3,682,000 for the years ended December 31, 2009 and 2008, respectively. The increase in loss from continuing operations for the year ended December 31, 2009 is due to a decrease in total revenues and an increase in total expenses, partially offset by an increase in casualty gain.

Total revenues decreased for the year ended December 31, 2009 due to decreases in both rental and other income. Rental income decreased due to a decrease in occupancy at Tamarac Village Apartments and Lamplighter Park Apartments, a decrease in average rental rates at Lamplighter Park Apartments and an increase in bad debt expense at all properties, partially offset by an increase in occupancy at Cedar Rim Apartments and an increase in average rental rates at Tamarac Village Apartments and Cedar Rim Apartments. Other income decreased primarily due to a decrease in tenant utility reimbursements as a result of lower heating costs at Tamarac Village Apartments, partially offset by an increase in lease cancellation fees and other administrative fees at Lamplighter Park Apartments as a result of turnover of apartments due to layoffs in the local area.

Total expenses increased for the year ended December 31, 2009 due to increases in operating, depreciation, and property tax expenses, partially offset by decreases in interest and general and administrative expenses. Operating expense increased due to a decrease in payroll costs capitalized associated with mold abatement and redevelopment during 2008 at Cedar Rim Apartments and an increase in contract services primarily at Lamplighter Park Apartments as a result of cleaning and painting apartments due to an increase in lease cancellations, partially offset by decreases in administrative fees primarily at Lamplighter Park Apartments due to the property no longer accepting credit cards and a reduction of common area cleaning costs as a result of changing vendors. Depreciation expense increased due to assets being placed into service primarily at Cedar Rim Apartments as a result of the completion of the redevelopment. Property tax expense increased due to increases in the assessed values at Lamplighter Park Apartments, Tamarac Village Apartments and Cedar Rim Apartments and a decrease in capitalized taxes at Cedar Rim Apartments. Interest expense decreased primarily due to a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the General Partner, as a result of payments made on the advances during 2008 and 2009, partially offset by an increase in interest expense as a result of the second mortgages obtained on Cedar Rim Apartments during March 2009 and Tamarac Village Apartments during October 2009 and a decrease in capitalized interest at Cedar Rim Apartments related to the redevelopment project.

General and administrative expense decreased for the year ended December 31, 2009 due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement as a result of a decrease in reimbursement costs and the sale of a property during 2008, partially offset by an increase in costs incurred by the Partnership associated with communications to regulatory agencies and investors and costs incurred with the modification of the first mortgage at Cedar Rim Apartments during March 2009 and the modification of the first mortgage at Tamarac Village Apartments during October 2009. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the year ended December 31, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000, which is included in loss from discontinued operations, as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership as of December 31, 2008 was approximately $60,000 as a result of receiving approximately $108,000 in insurance proceeds during the year ended December 31, 2008, including approximately $38,000 for emergency expenses, and the write off of undepreciated assets of approximately $10,000. The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. During the year ended December 31, 2009, the Partnership received approximately $14,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the year ended December 31, 2009.

During August 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $30,000 which included clean-up costs of approximately $9,000. During the year ended December 31, 2008, the Partnership removed approximately $2,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the year ended December 31, 2009, the Partnership received approximately $20,000 in insurance proceeds and recognized a casualty gain of approximately $18,000 as a result of the write off of undepreciated assets of approximately $2,000 during the year ended December 31, 2009.

During August 2009, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained water damage from excessive rainfall of approximately $123,000. The casualty gain recognized by the Partnership was approximately $68,000 as a result of receiving approximately $113,000 in insurance proceeds, including approximately $4,000 for lost rents and approximately $35,000 for emergency expenses, and the write off of undepreciated assets of approximately $6,000 during the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $196,000 compared to approximately $367,000 at December 31, 2008. The decrease in cash and cash equivalents of approximately $171,000 is due to approximately $10,222,000 of cash used in financing activities, partially offset by approximately $9,458,000 and $593,000 of cash provided by investing and operating activities, respectively.  Cash used in financing activities consisted of repayment of advances from affiliates, repayment of the debt encumbering Williamsburg Manor Apartments, a prepayment penalty, loan costs paid and payments on mortgage notes payable, partially offset by proceeds from the second mortgage notes payable and advances from affiliates. Cash provided by investing activities consisted of proceeds from the sale of Williamsburg Manor Apartments, proceeds related to the Sienna Bay Apartments sale deposits and insurance proceeds received, partially offset by property improvements and replacements and deposits to restricted escrow.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 for a refinance commitment fee at Cedar Rim Apartments. During the year ended December 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $1,970,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $4,416,000 to cover redevelopment costs at Cedar Rim Apartments. During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $11,762,000 which included approximately $1,435,000 of accrued interest, with proceeds from the mortgage debt financings at Cedar Rim Apartments and Tamarac Village Apartments, as discussed below, proceeds from the sale of Williamsburg Manor Apartments, the sale deposit related to Sienna Bay Apartments and operating cash flow. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000, which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rate on outstanding advances at December 31, 2009 is 3.94%. Interest expense on outstanding advance balances was approximately $421,000 and $945,000 for the years ended December 31, 2009 and 2008, respectively. Total advances and accrued interest of approximately $619,000 and $11,826,000 were unpaid and are owed to AIMCO Properties, L.P. at December 31, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $621,000, which included approximately $7,000 of accrued interest, with proceeds from additional deposits received in advance of the sale of Sienna Bay Apartments.

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $78,000, which were capitalized during the year ended December 31, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Cedar Rim Apartments. The modification includes a fixed interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $27,000, commencing May 1, 2009 through the August 1, 2021 maturity date, at which time a balloon payment of approximately $3,189,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $20,000 for the year ended December 31, 2009, and are included in general and administrative expenses. The previous terms were a fixed interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $40,000 through the August 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

On October 5, 2009, the Partnership obtained a second mortgage loan in the principal amount of $2,600,000 on Tamarac Village Apartments.  The second mortgage bears interest at a fixed interest rate of 6.48% per annum and requires monthly payments of principal and interest of approximately $16,000, beginning December 1, 2009 through the July 1, 2021 maturity date. The second mortgage has a balloon payment of approximately $2,113,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $79,000, which were capitalized during the year ended December 31, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Tamarac Village Apartments. The modification includes a fixed interest rate of 7.45% per annum and monthly payments of principal and interest of approximately $110,000, commencing December 1, 2009, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $13,201,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $12,000 for the year ended December 31, 2009, and are included in general and administrative expenses. The previous terms were a fixed interest rate of 7.45% per annum and monthly payments of principal and interest of approximately $169,000 through the July 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering the Partnership’s properties of approximately $36,823,000 requires monthly payments until the loans mature between July 2019 and August 2021 and have balloon payments totaling approximately $30,275,000 due at maturity. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated in 2010. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership made no distributions during the years ended December 31, 2009 and 2008. Subsequent to December 31, 2009, the Partnership paid a distribution of approximately $1,673,000 (approximately $1,657,000 or $4.32 per limited partnership unit) from proceeds from the March 5, 2009 sale of Sienna Bay Apartments. Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2010 or subsequent periods. See "Item 2. Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 Units in the Partnership representing 62.46% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2009 and 2008

      Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

      Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/3, LP

We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/3, LP as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3, LP as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

April 9, 2010

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                                   BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$ 196	$ 367
Receivables and deposits	573	574
Restricted escrow (Note A)	209	--
Other assets	890	877
Investment properties (Notes C, D, G and H):
Land	5,433	5,433
Buildings and related personal property	50,877	50,033
	56,310	55,466
Less accumulated depreciation	(31,539)	(27,010)
	24,771	28,456
Assets held for sale (Notes A and H)	8,821	14,354
	$ 35,460	$ 44,628

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 248	$ 606
Tenant security deposit liabilities	246	287
Accrued property taxes	207	193
Other liabilities	567	480
Due to affiliates (Note B)	619	12,032
Mortgage notes payable (Note C)	36,823	31,123
Liabilities related to assets held
for sale (Notes A and H)	11,719	15,907
	50,429	60,628

Partners' Deficit
General partner	(992)	(1,002)
Limited partners (382,983.8 units outstanding)	(13,977)	(14,998)
	(14,969)	(16,000)
	$ 35,460	$ 44,628

See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                              STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 7,463	$ 7,518
Other income	953	985
Total revenues	8,416	8,503

Expenses:
Operating	4,027	3,929
General and administrative	419	578
Depreciation	4,566	4,095
Interest	2,973	3,220
Property taxes	538	423
Total expenses	12,523	12,245

Casualty gain (Note F)	97	60

Loss from continuing operations	(4,010)	(3,682)
Loss from discontinued operations (Notes A and H)	(1,301)	(1,053)
Gain on sale of discontinued operations (Note H)	6,342	9,924

Net income (Note E)	$ 1,031	$ 5,189

Net income allocated to general partner (1%)	$ 10	$ 52
Net income allocated to limited partners (99%)	1,021	5,137

	$ 1,031	$ 5,189

Per limited partnership unit:
Loss from continuing operations	$(10.36)	$ (9.52)
Loss from discontinued operations	(3.36)	(2.72)
Gain on sale of discontinued operations	16.39	25.65

Net income per limited partnership unit	$ 2.67	$ 13.41

See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2007	383,001.1	$(1,054)	$(20,135)	$(21,189)

Abandonment of limited partnership
units (Note A)	(4.0)	--	--	--

Net income for the year ended
December 31, 2008	--	52	5,137	5,189

Partners' deficit at
December 31, 2008	382,997.1	(1,002)	(14,998)	(16,000)

Abandonment of limited partnership
units (Note A)	(13.3)	--	--	--

Net income for the year ended
December 31, 2009	--	10	1,021	1,031

Partners' deficit at
December 31, 2009	382,983.8	$ (992)	$(13,977)	$(14,969)

See Accompanying Notes to Financial Statements

      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

 (in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 1,031	$ 5,189
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	6,482	6,212
Amortization of loan costs	99	103
Casualty gain	(97)	(93)
Gain on sale of discontinued operations	(6,342)	(9,924)
Loss on extinguishment of debt	492	383
Change in accounts:
Receivables and deposits	68	(38)
Other assets	69	--
Accounts payable	32	(305)
Tenant security deposit liabilities	(108)	--
Accrued property taxes	14	--
Other liabilities	73	(44)
Due to affiliates	(1,220)	848
Net cash provided by operating activities	593	2,331
Cash flows from investing activities:
Property improvements and replacements	(1,611)	(7,962)
Deposit to restricted escrow	(209)	--
Proceeds from the sale of discontinued operations	10,170	11,904
Saledeposits received	1,000	--
Insurance proceeds received	108	108
Net cash provided by investing activities	9,458	4,050
Cash flows from financing activities:
Payments on mortgage notes payable	(1,166)	(1,345)
Repayment of mortgage notes payable	(4,871)	(4,738)
Proceeds from mortgage notes payable	6,630	--
Prepayment penalties paid	(465)	(315)
Advances from affiliates	134	6,386
Repayment of advances from affiliates	(10,327)	(6,226)
Loan costs paid	(157)	--
Net cash used in financing activities	(10,222)	(6,238)
Net (decrease) increase in cash and cash equivalents	(171)	143

Cash and cash equivalents at beginning of period	367	224

Cash and cash equivalents at end of period	$ 196	$ 367

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 4,581	$ 3,357

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 31	$ 446

At December 31, 2007, accounts payable included approximately $2,156,000 of property improvements and replacements which are included in property improvements and replacements at December 31, 2008. Approximately $259,000 of property improvements and replacements which were included in accounts payable at December 31, 2008 were reversed during the year ended December 31, 2009 due to the settlement of a vendor dispute.

See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                            NOTES TO FINANCIAL STATEMENTS

                                  December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Institutional Properties/3 (the “Partnership” or “Registrant”), a California limited partnership, was formed on May 23, 1984, to lend funds through non-recourse notes with participation interests (the "Master Loan"). The loans were made to, and the real properties that secure the Master Loan were purchased and owned by, ConCap Equity Partners/3, ConCap Equity Partners/4, and ConCap Equity Partners/5, ("EP/3", "EP/4", and "EP/5", respectively), California limited partnerships, in which certain of the partners were former shareholders and former management of Consolidated Capital Equities Corporation ("CCEC"). The Partnership entered into a Master Loan Agreement with EP/3, EP/4, and EP/5, pursuant to which the aggregate principal would not exceed the net amount raised by the Partnership's offering of approximately $96,000,000. Through a series of transactions, the Partnership has acquired all of EP/3, EP/4 and EP/5's properties in full settlement of their liability under the Master Loan.

Upon the Partnership's formation in 1984, CCEC, a Colorado corporation, was the corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships and replaced CCEC as managing general partner in all 16 partnerships. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

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

The Partnership operates four apartment properties as of December 31, 2009, located throughout the United States, one of which is held for sale.

Basis of Presentation: The accompanying statement of operations for the year ended December 31, 2008 has been restated to reflect the operations of Williamsburg Manor Apartments and Sienna Bay Apartments as discontinued operations as a result of the sale of Williamsburg Manor Apartments in September 2009 and Sienna Bay Apartments being classified as held for sale at December 31, 2009. The Partnership entered into a sale contract on August 14, 2009 to sell Sienna Bay Apartments to a third party. The sale was completed during the first quarter of 2010. The operations for the year ended December 31, 2009 of these two properties are included in loss from discontinued operations. The accompanying statement of operations for the year ended December 31, 2008 also includes the operations of Park Capitol Apartments as discontinued operations as a result of its sale during June 2008. The respective assets and liabilities of Sienna Bay Apartments are classified as held for sale at December 31, 2009 and the balance sheet as of December 31, 2008 has been restated to reflect the classification of the respective assets and liabilities of both Williamsburg Manor Apartments and Sienna Bay Apartments as held for sale at December 31, 2008. Included in loss from discontinued operations for the years ended December 31, 2009 and 2008 are (loss) income and revenues as noted in the table below.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31, 2009
			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Williamsburg Manor Apartments	$ 1,293	$(1,261)	$ (492)	$ (460)
Sienna Bay Apartments	3,043	(3,884)	--	(841)
	$ 4,336	$(5,145)	$ (492)	$(1,301)

	Year Ended December 31, 2008
			Loss on		Income (loss) from
			Extinguishment	Casualty	Discontinued
	Revenues	Expenses	of Debt	Gain	Operations

Williamsburg
Manor
Apartments	$ 1,800	$(1,654)	$ --	$ 33	$ 179
SiennaBay
Apartments	3,230	(4,154)	--	--	(924)
Park Capitol
Apartments	604	(529)	(383)	--	(308)
	$ 5,634	$(6,337)	$ (383)	$ 33	$(1,053)

Reclassifications: Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Recent Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $20,000 and $80,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project will exceed $250. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2009 and 2008, the Partnership capitalized interest of approximately $7,000 and $141,000, property taxes of approximately $1,000 and $8,000 and operating costs of approximatelyzero and $19,000, respectively.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Abandoned Units: During 2009 and 2008, the number of limited partnership units decreased by 13.3 and 4.0 units, respectively, due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

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

Deferred Costs: At December 31, 2009 and 2008, loan costs of approximately $1,269,000 and $1,112,000, respectively, less accumulated amortization of approximately $602,000 and $527,000 at December 31, 2009 and 2008, respectively, are included in other assets. Loan costs of approximately $119,000 and $182,000, less accumulated amortization of approximately $72,000 and $84,000, respectively, are included in assets held for sale at December 31, 2009 and 2008, respectively. Prior to October 1, 2009, the loan costs were amortized over the terms of the related loan agreements.  As of October 1, 2009, the Partnership changed its estimate of the useful life of the loan costs to better reflect the remaining useful life of these assets.  The Partnership term expires December 31, 2015, which is prior to the maturity of the mortgage notes payable.  The General Partner unsuccessfully pursued extending the Partnership term. Therefore, the Partnership determined that the loan costs should be amortized over the remaining life of the Partnership.   Prior to the change in estimate, the loan costs would have been fully amortized in 2021, the date the mortgage notes payable mature.  The effect of this change did not have a material effect on the Partnership’s financial condition or results of operations. Amortization expense was approximately $99,000 and $103,000 for the years ended December 31, 2009 and 2008, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $110,000 for each of the years 2010 through 2014.

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

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At December 31, 2009, the fair value of the Partnership's long-term debt, including long-term debt included in liabilities related to assets held for sale, at the Partnership's incremental borrowing rate was approximately $50,424,000.

Restricted Escrow: A replacement reserve account is maintained for Tamarac Village Apartments, which was established in connection with the additional mortgage obtained during October 2009. The balance of this account at December 31, 2009 was approximately $209,000.  There were no such restricted escrows at December 31, 2008.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expenses of approximately $258,000 and $348,000 for the years ended December 31, 2009 and 2008, respectively, were charged to operating expense and loss from discontinued operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $627,000 and $696,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expense and loss from discontinued operations. At December 31, 2008, approximately $8,000 of these amounts were unpaid and included in due to affiliates. There were no such amounts unpaid at December 31, 2009.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $264,000 and $902,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties, assets held for sale, and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2009 and 2008 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $92,000 and $504,000, respectively. At December 31, 2008, approximately $198,000 of these reimbursements were payable to affiliates of the General Partner and were included in due to affiliates. There were no such amounts unpaid at December 31, 2009.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 for a refinance commitment fee at Cedar Rim Apartments. During the year ended December 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $1,970,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $4,416,000 to cover redevelopment costs at Cedar Rim Apartments. During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $11,762,000 which included approximately $1,435,000 of accrued interest, with proceeds from the mortgage debt financings at Cedar Rim Apartments and Tamarac Village Apartments – see “Note C – Mortgage Notes Payable”, proceeds from the sale of Williamsburg Manor Apartments, the sale deposit related to Sienna Bay Apartments, see “Note H – Sale of Investment Properties”, and operating cash flow. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000, which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rate on outstanding advances at December 31, 2009 is 3.94%. Interest expense on outstanding advance balances was approximately $421,000 and $945,000 for the years ended December 31, 2009 and 2008, respectively. Total advances and accrued interest of approximately $619,000 and $11,826,000 were unpaid and are owed to AIMCO Properties, L.P. at December 31, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $621,000, which included approximately $7,000 of accrued interest, with proceeds from additional deposits received in advance of the sale of Sienna Bay Apartments – see “Note H – Sale of Investment Properties”.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $216,000 and $291,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 limited partnership units (the “Units”) in the Partnership representing 62.46% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
	2009	2008	Interest	Rate	Date (1)	Maturity
Property	(in thousands)		(in thousands)			(in thousands)

Cedar Rim
1st mortgage	$ 3,857	$ 3,944	$ 27	7.49%	08/01/21	$ 3,189
2nd mortgage	4,000	--	25	6.45%	08/01/21	3,209
Lamplighter Park
1st mortgage	6,498	6,561	46	7.48%	07/01/21	5,224
2nd mortgage	4,078	4,134	25	5.93%	07/01/19	3,339
Tamarac Village
1st mortgage	15,792	16,484	110	7.45%	7/01/21	13,201
2nd mortgage	2,598	--	16	6.48%	7/01/21	2,113
	$36,823	$31,123	$ 249			$30,275

(1)   Maturity dates of the mortgage notes payable extend beyond the termination date of the Partnership which is December 31, 2015.

On March 31, 2009, the Partnership obtained a second mortgage loan in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $78,000, which were capitalized during the year ended December 31, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Cedar Rim Apartments. The modification includes a fixed interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $27,000, commencing May 1, 2009 through the August 1, 2021 maturity date, at which time a balloon payment of approximately $3,189,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $20,000 for the year ended December 31, 2009, and are included in general and administrative expenses.  The previous terms were a fixed interest rate of 7.49% per annum and monthly payments of principal and interest of approximately $40,000 through the August 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

On October 5, 2009, the Partnership obtained a second mortgage loan in the principal amount of $2,600,000 on Tamarac Village Apartments.  The second mortgage bears interest at a fixed interest rate of 6.48% per annum and requires monthly payments of principal and interest of approximately $16,000, beginning December 1, 2009 through the July 1, 2021 maturity date. The second mortgage has a balloon payment of approximately $2,113,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $79,000, which were capitalized during the year ended December 31, 2009 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Tamarac Village Apartments. The modification includes a fixed interest rate of 7.45% per annum and monthly payments of principal and interest of approximately $110,000, commencing December 1, 2009, through the maturity date of July 1, 2021, at which time a balloon payment of approximately $13,201,000 is due. Total loan costs associated with the modification of the existing mortgage were approximately $12,000 for the year ended December 31, 2009, and are included in general and administrative expenses. The previous terms were a fixed interest rate of 7.45% per annum and monthly payments of principal and interest of approximately $169,000 through the July 1, 2021 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

While the Partnership termination date is December 31, 2015, scheduled principal payments of mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 395
2011	423
2012	454
2013	488
2014	523
Thereafter	34,540
$36,823

The principal balance of the fixed rate mortgage encumbering Sienna Bay Apartments at December 31, 2009 and 2008 is approximately $10,630,000 and $10,799,000 and is included in liabilities related to assets held for sale. In connection with the sale of Sienna Bay Apartments in March 2010 the mortgage loan was assumed by the buyer.

Note D - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Cedar Rim	$ 7,857	$ 778	$ 4,322	$16,012
Lamplighter Park	10,576	2,458	5,167	4,190
Tamarac Village	18,390	2,464	10,536	10,383
Totals	$36,823	$ 5,700	$20,025	$30,585

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
				(in thousands)

Cedar Rim	$ 618	$20,494	$21,112	$ 9,501	1980	04/12/91	3-30
Lamplighter
Park	2,351	9,464	11,815	6,648	1968	04/12/91	3-30
Tamarac
Village	2,464	20,919	23,383	15,390	1978	06/10/92	5-30
	$5,433	$50,877	$56,310	$31,539

Reconciliation of "Investment Properties and Accumulated Depreciation":

	For the Years Ended December 31,
	2009	2008
	(in thousands)
Investment Properties:
Balance at beginning of year	$ 55,466	$ 76,830
Additions	1,196	6,252
Dispositions of assets	(198)	(98)
Assets held for sale	(154)	(27,518)
Balance at end of year	$ 56,310	$ 55,466

Accumulated Depreciation:
Balance at beginning of year	$ 27,010	$ 34,274
Additions charged to expense	6,482	6,212
Dispositions of assets	(353)	(77)
Assets held for sale	(1,600)	(13,399)
Balance at end of year	$ 31,539	$ 27,010

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $76,136,000 and $84,245,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $38,983,000 and $37,568,000, respectively.

Sienna Bay Apartments, which is classified as held for sale at December 31, 2009, is excluded from the December 31, 2009 schedules above. The gross carrying value, accumulated depreciation and Federal tax basis of Sienna Bay Apartments at December 31, 2009 was approximately $18,637,000, $9,935,000 and $9,106,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2009	2008

Net income as reported	$ 1,031	$ 5,189
Add (deduct):
Fixed asset write-offs and casualty gain	(87)	(93)
Depreciation differences	386	(833)
Change in prepaid rental income	16	86
Other	(69)	2
Gain on sale	(673)	(538)
Federal taxable income	$ 604	$ 3,813
Federal taxable income per limited
partnership unit (1)	$ 1.56	$ 6.87

1) For 2009 and 2008, allocation under Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation at December 31, 2009 and 2008, between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008
Net liabilities as reported	$(14,969)	$(16,000)
Land and buildings	1,349	1,350
Accumulated depreciation	2,498	2,755
Syndication fees	11,298	11,298
Other	460	629
Net assets - Federal tax basis	$ 636	$ 32

Note F – Casualty Events

During September 2007, one of the Partnership’s investment properties, Williamsburg Manor Apartments, sustained fire damage.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $8,000 as a result of the write off of undepreciated damaged assets of approximately $17,000.  During the year ended December 31, 2008, the Partnership received approximately $38,000 in additional insurance proceeds and recognized an additional casualty gain of approximately $33,000, which is included in loss from discontinued operations, as a result of an additional write off of undepreciated damaged assets of approximately $5,000.  The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During December 2007, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage to several of its apartment units of approximately $70,000. The casualty gain recognized by the Partnership as of December 31, 2008 was approximately $60,000 as a result of receiving approximately $108,000 in insurance proceeds during the year ended December 31, 2008, including approximately $38,000 for emergency expenses, and the write off of undepreciated assets of approximately $10,000. The Partnership does not expect to receive any further insurance proceeds related to this casualty.

During June 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $24,000. During the year ended December 31, 2009, the Partnership received approximately $14,000 in insurance proceeds and recognized a casualty gain of approximately $11,000 as a result of the write off of undepreciated damaged assets of approximately $3,000 during the year ended December 31, 2009.

During August 2008, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damage from a fire of approximately $30,000 which included clean-up costs of approximately $9,000. During the year ended December 31, 2008, the Partnership removed approximately $2,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the year ended December 31, 2009, the Partnership received approximately $20,000 in insurance proceeds and recognized a casualty gain of approximately $18,000 as a result of the write off of undepreciated assets of approximately $2,000 during the year ended December 31, 2009.

During August 2009, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained water damage from excessive rainfall of approximately $123,000. The casualty gain recognized by the Partnership was approximately $68,000 as a result of receiving approximately $113,000 in insurance proceeds, including approximately $4,000 for lost rents and approximately $35,000 for emergency expenses, and the write off of undepreciated assets of approximately $6,000 during the year ended December 31, 2009.

Note G – Redevelopment

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

During 2006, the Partnership began a major redevelopment project at Cedar Rim Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. As of December 31, 2008 the redevelopment was complete. The total cost of the redevelopment was approximately $14,428,000, of which approximately $3,547,000 was completed during the year ended December 31, 2008. Included in these construction costs are capitalized construction period interest of approximately $141,000, construction period property taxes of approximately $8,000, and other construction period operating costs of approximately $19,000 for the year ended December 31, 2008.

Note H – Sale of Investment Properties

On June 6, 2008, the Partnership sold Park Capitol Apartments to a third party for a gross sales price of $12,250,000. The net proceeds realized by the Partnership were approximately $11,904,000 after payment of closing costs. The Partnership used approximately $4,738,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $9,924,000 as a result of the sale, which was recognized during the year ended December 31, 2008. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $383,000 during the year ended December 31, 2008, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $315,000.

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,342,000 as a result of the sale, which was recognized during the year ended December 31, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the year ended December 31, 2009, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

On August 14, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Sienna Bay Apartments. The sale was completed during the first quarter of 2010 (see Note J – Subsequent Events). In connection with the sale of Sienna Bay Apartments, the Partnership agreed to provide partial seller financing to the buyer in the amount of $2,500,000 and will accrue interest at a rate of 5% each year until maturity. The Partnership determined that the held for sale criteria were met at December 31, 2009 and has classified the assets and liabilities of Sienna Bay Apartments as held for sale and its respective operations as discontinued operations for the years ended December 31, 2009 and 2008. In connection with the sale contract, the Partnership received a non-refundable sale deposit of $1,000,000 during the year ended December 31, 2009 which is included as deferred revenue in liabilities related to assets held for sale at December 31, 2009. Subsequent to December 31, 2009, the Partnership received an additional non-refundable sale deposit of $1,500,000 – see “Note J – Subsequent Events”.

Note I – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented policies, procedures, third-party audits and training and the General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure. During the year ended December 31, 2008, the Partnership incurred approximately $88,000 related to mold abatement conditions that occurred at Cedar Rim Apartments. There were no such costs incurred during the year ended December 31, 2009.  The mold abatement is a direct result of extremely wet and rainy weather conditions which occurred during the redevelopment work to several buildings which required exterior walls and windows to be removed prior to replacement.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Note J – Subsequent Events

Subsequent to December 31, 2009, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership. The Partnership expects to recognize a gain from sale of discontinued operations of approximately $7,689,000 during the first quarter of 2010 as a result of the sale and a loss on extinguishment of debt of approximately $44,000 due to the write-off of unamortized loan costs. In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in partial financing to the purchaser (the “Seller Loan”). Monthly payments of interest only commence May 1, 2010 through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan will be payable at a rate of 5.0% each year until maturity.

Subsequent to December 31, 2009, the Partnership paid a distribution of approximately $1,673,000 (approximately $1,657,000 or $4.32 per limited partnership unit) from proceeds from the March 5, 2009 sale of Sienna Bay Apartments.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the General Partner in February 2009.  He joined AIMCO and the General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2009, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the Partnership:

Name and address	Number of Units	Percent of Total
AIMCO IPLP, L.P.	44,867.7	11.71%
(an affiliate of AIMCO)
Madison River Properties, LLC	46,747.4	12.21%
(an affiliate of AIMCO)
Cooper River Properties, LLC	28,039.3	7.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	119,557.6	31.22%
(an affiliate of AIMCO)

AIMCO IPLP, L.P., Cooper River Properties, LLC and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29601.

AIMCO Properties, L.P., is also indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Beneficial Owners of Management

Except as described above, neither CEI nor any of the directors or officers of CEI own any Units of the Partnership of record or beneficially.

Beneficial Owners of CEI

As of December 31, 2009, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $627,000 and $696,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expense and loss from discontinued operations. At December 31, 2008, approximately $8,000 of these amounts were unpaid and included in due to affiliates. There were no such amounts unpaid at December 31, 2009.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $264,000 and $902,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses, investment properties, assets held for sale, and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2009 and 2008 are redevelopment and construction management services provided by an affiliate of the General Partner of approximately $92,000 and $504,000, respectively. At December 31, 2008, approximately $198,000 of these reimbursements were payable to affiliates of the General Partner and were included in due to affiliates. There were no such amounts unpaid at December 31, 2009.

During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 for a refinance commitment fee at Cedar Rim Apartments. During the year ended December 31, 2008, AIMCO Properties, L.P., advanced the Partnership approximately $1,970,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $4,416,000 to cover redevelopment costs at Cedar Rim Apartments. During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $11,762,000 which included approximately $1,435,000 of accrued interest, with proceeds from the mortgage debt financings at Cedar Rim Apartments and Tamarac Village Apartments, proceeds from the sale of Williamsburg Manor Apartments, the sale deposit related to Sienna Bay Apartments and operating cash flow. During the year ended December 31, 2008, the Partnership repaid AIMCO Properties, L.P. approximately $6,431,000, which included approximately $205,000 of accrued interest, with proceeds from the sale of Park Capitol Apartments. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly.  The interest rate on outstanding advances at December 31, 2009 is 3.94%. Interest expense on outstanding advance balances was approximately $421,000 and $945,000 for the years ended December 31, 2009 and 2008, respectively. Total advances and accrued interest of approximately $619,000 and $11,826,000 were unpaid and are owed to AIMCO Properties, L.P. at December 31, 2009 and December 31, 2008, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $621,000, which included approximately $7,000 of accrued interest, with proceeds from additional deposits received in advance of the sale of Sienna Bay Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $216,000 and $291,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 the Units in the Partnership representing 62.46% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $67,000 and $85,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $19,000 and $20,000 for 2009 and 2008, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit Index Attached.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: April 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: April 9, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: April 9, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: April 9, 2010
Stephen B. Waters	Accounting

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

10.88       Third Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated November 12, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 12, 2009.

10.89       Fourth Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated November 25, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2009.

10.90       Fifth Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated December 11, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 11, 2009.

10.91       Sixth Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated December 28, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 28, 2009.

10.92                            Seventh Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated January 8, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2010.

10.93                            Eighth Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated January 12, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2010.

10.94       Ninth Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated January 19, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 19, 2010.

10.95       Tenth Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated January 28, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 28, 2010.

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