Form 10-Q
period 2010-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2010-05-14
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 437	$ 196
Receivables and deposits	432	573
Restricted escrow	209	209
Other assets	866	890
Note receivable (Note E)	2,389	--
Investment properties:
Land	5,433	5,433
Buildings and related personal property	51,005	50,877
	56,438	56,310
Less accumulated depreciation	(32,678)	(31,539)
	23,760	24,771
Assets held for sale (Notes A and D)	--	8,821
	$ 28,093	$ 35,460

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 479	$ 248
Tenant security deposit liabilities	250	246
Accrued property taxes	256	207
Other liabilities	416	567
Due to affiliates (Note B)	--	619
Mortgage notes payable (Note F)	36,727	36,823
Liabilities related to assets held for sale
(Notes A and D)	--	11,719
	38,128	50,429

Partners' Deficit
General partner	(943)	(992)
Limited partners (382,983.8 units outstanding)	(9,092)	(13,977)
	(10,035)	(14,969)
	$ 28,093	$ 35,460

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 1,835	$ 1,925
Other income	289	259
Total revenues	2,124	2,184

Expenses:
Operating	1,015	988
General and administrative	94	113
Depreciation	1,139	1,132
Interest	695	755
Property taxes	153	142
Total expenses	3,096	3,130

Casualty gain (Note C)	--	11

Loss from continuing operations	(972)	(935)
Loss from discontinued operations (Notes A and D)	(110)	(176)
Gain on sale of discontinued operations (Note D)	7,690	--

Net income (loss)	$ 6,608	$(1,111)

Net income (loss) allocated to general partner (1%)	$ 66	$ (11)
Net income (loss) allocated to limited partners (99%)	6,542	(1,100)

	$ 6,608	$(1,111)

Per limited partnership unit:
Loss from continuing operations	$ (2.51)	$ (2.42)
Loss from discontinued operations	(.28)	(.45)
Gain on sale of discontinued operations	19.87	--

Net income (loss) per limited partnership unit	$ 17.08	$ (2.87)

Distributions per limited partnership unit	$ 4.33	$ --

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2009	382,983.8	$ (992)	$(13,977)	$(14,969)

Distributions to partners		(17)	(1,657)	(1,674)
	--
Net income for the three months
ended March 31, 2010	--	66	6,542	6,608

Partners' deficit at
March 31, 2010	382,983.8	$ (943)	$ (9,092)	$(10,035)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 6,608	$(1,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,139	1,648
Amortization of loan costs	38	24
Casualty gain	--	(11)
Gain on sale of discontinued operations	(7,690)	--
Loss on extinguishment of debt	44	--
Change in accounts:
Receivables and deposits	199	(78)
Other assets	4	(390)
Accounts payable	182	86
Tenant security deposit liabilities	(54)	(17)
Accrued property taxes	49	64
Other liabilities	(182)	(54)
Due to affiliates	(5)	223
Net cash provided by operating activities	332	384

Cash flows from investing activities:
Property improvements and replacements	(131)	(380)
Proceeds from the sale of discontinued operations	3,468	--
Saledeposits released, included with proceeds from sale	(1,000)	--
Insurance proceeds received	--	14
Net cash provided by (used in) investing activities	2,337	(366)

Cash flows from financing activities:
Payments on mortgage notes payable	(140)	(351)
Proceeds from mortgage notes payable	--	4,030
Advances from affiliates	--	91
Repayment of advances from affiliates	(614)	--
Loan costs paid	--	(64)
Distributions to partners	(1,674)	--
Net cash (used in) provided by financing activities	(2,428)	3,706

Net increase in cash and cash equivalents	241	3,724
Cash and cash equivalents at beginning of period	196	367

Cash and cash equivalents at end of period	$ 437	$ 4,091

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 802	$ 747
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 35	$ 98
Note receivable, net of discount	$ 2,389	$ --
Assumption of mortgage by buyer	$10,586	$ --

Included in property improvements and replacements for the three months ended March 31, 2010 and 2009 are approximately $31,000 and $446,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2009 and 2008. Approximately $259,000 of property improvements and replacements which were included in accounts payable at December 31, 2008 were reversed during the three months ended March 31, 2009 due to the settlement of a vendor dispute.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

The accompanying statement of operations for the three months ended March 31, 2009 has been restated to reflect the operations of Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010. The accompanying statement of operations for the three months ended March 31, 2009 also reflects the operations of Williamsburg Manor Apartments as discontinued operations as a result of the sale of the property in September 2009. As a result of the sale of Sienna Bay Apartments in March 2010, the accompanying balance sheet as of December 31, 2009 reflects the respective assets and liabilities of Sienna Bay Apartments as held for sale. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

Three months ended March 31, 2010
			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Sienna Bay Apartments	$ 481	$ (547)	$ (44)	$ (110)

	Three Months Ended March 31, 2009
				Income (loss)
			Loss on	from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Williamsburg Manor
Apartments	$ 427	$ (386)	$ --	$ 41
Sienna Bay Apartments	789	(1,006)	--	(217)
	$ 1,216	$(1,392)	$ --	$ (176)

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $141,000 and $172,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $77,000 and $100,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $16,000 and $40,000, respectively.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $10,000 to cover expenses related to operations at Tamarac Village Apartments and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. There were no advances received by the Partnership during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $620,000, which included approximately $6,000 of accrued interest, with proceeds from the sale of Sienna Bay Apartments – see “Note D – Sale of Investment Properties”. There were no repayments during the three months ended March 31, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was approximately $1,000 and $168,000 for the three months ended March 31, 2010 and 2009, respectively. At December 31, 2009, total advances and accrued interest of approximately $619,000 were unpaid and owed to AIMCO Properties, L.P., which were included in due to affiliates. There were no such amounts owed at March 31, 2010. Subsequent to March 31, 2010, the Partnership received advances of approximately $47,000 to fund operations at Tamarac Village Apartments and Cedar Rim Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $88,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $216,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Events

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

During October 2009, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage from leaking roofs. The estimated cost to repair the damages is approximately $49,000, including clean-up costs of approximately $22,000 which were included in operating expense during the fourth quarter of 2009. Subsequent to March 31, 2010, the Partnership received insurance proceeds of approximately $42,000 including approximately $3,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership anticipates recognizing a casualty gain of approximately $25,000 during the second quarter of 2010, as the result of receiving insurance proceeds of approximately $27,000 net of the write off of approximately $2,000 of undepreciated damaged assets.

Note D – Sale of Investment Properties

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership (see Note E). In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009, which was included as deferred revenue in liabilities related to assets held for sale at December 31, 2009. The sale deposit was released during the three months ended March 31, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). The Partnership recognized a gain on sale of discontinued operations of approximately $7,690,000 during the three months ended March 31, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the three months ended March 31, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations.

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,342,000 as a result of the sale, which was recognized during the third quarter of 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the third quarter of 2009, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

Note E – Note Receivable

In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only commence May 1, 2010 through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan will be payable at a rate of 5.0% each year until maturity. At the date of the sale, the fair value of the note receivable was approximately $2,389,000 and accordingly the Partnership recorded a discount of approximately $111,000 which was calculated using a rate of 7%. The discount will be amortized over the term of the note. At March 31, 2010, the discount on the note receivable was approximately $111,000.

Note F – Financing of Mortgage Notes Payable

On March 31, 2009, the Partnership obtained a second mortgage in the principal amount of $4,030,000 on Cedar Rim Apartments. The second mortgage bears interest at a fixed interest rate of 6.45% per annum and requires monthly payments of principal and interest of approximately $25,000 beginning May 1, 2009 through the August 1, 2021 maturity date.  The second mortgage has a balloon payment of approximately $3,209,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $78,000, of which approximately $64,000 were capitalized during the three months ended March 31, 2009 and are included in other assets.

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

Note G – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $39,647,000.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Cedar Rim Apartments	94%	93%
New Castle, Washington
Lamplighter Park Apartments (1)	98%	92%
Bellevue, Washington
Tamarac Village Apartments	96%	94%
Denver, Colorado

(1)   The General Partner attributes the increase in occupancy at Lamplighter Park Apartments to an increase in rental concessions and a decrease in rental rates in order to attract new and maintain current tenants.

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

Results of Operations

The Partnership’s net income was approximately $6,608,000 for the three months ended March 31, 2010 compared to net loss of approximately $1,111,000 for the three months ended March 31, 2009. The statement of operations for the three months ended March 31, 2009 has been restated to reflect the operations of Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010. The statement of operations for the three months ended March 31, 2009 also reflects the operations of Williamsburg Manor Apartments as discontinued operations as result of the sale of the property in September 2009. As a result of the sale of Sienna Bay Apartments in March 2010, the balance sheet as of December 31, 2009 reflects the respective assets and liabilities of Sienna Bay Apartments as held for sale.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

Three months ended March 31, 2010
			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Sienna Bay Apartments	$ 481	$ (547)	$ (44)	$ (110)

	Three Months Ended March 31, 2009
				Income (loss)
			Loss on	from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Williamsburg Manor
Apartments	$ 427	$ (386)	$ --	$ 41
Sienna Bay Apartments	789	(1,006)	--	(217)
	$ 1,216	$(1,392)	$ --	$ (176)

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership (see Note E). In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009, which was included as deferred revenue in liabilities related to assets held for sale at December 31, 2009. The sale deposit was released during the three months ended March 31, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). The Partnership recognized a gain on sale of discontinued operations of approximately $7,690,000 during the three months ended March 31, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the three months ended March 31, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations. In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only commence May 1, 2010 through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan will be payable at a rate of 5.0% each year until maturity.

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $6,342,000 as a result of the sale, which was recognized during the third quarter of 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the third quarter of 2009, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

The Partnership recognized a loss from continuing operations of approximately $972,000 and $935,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in loss from continuing operations is due to a decrease in total revenues and the recognition of a casualty gain in 2009, partially offset by a decrease in total expenses.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to a decrease in the average rental rates at all of the Partnership’s investment properties, partially offset by an increase in occupancy at all of the Partnership’s investment properties. Other income increased due to an increase in tenant utility reimbursements at all of the Partnership’s investment properties as a result of higher heating and water costs and interest income earned on the note receivable related to the sale of Sienna Bay Apartments, partially offset by a decrease in lease cancellation fees primarily at Lamplighter Park Apartments.

Total expenses decreased for the three months ended March 31, 2010 due to decreases in general and administrative and interest expenses, partially offset by an increase in operating expense. Property tax and depreciation expenses remained relatively constant for the comparable periods. Interest expense decreased primarily due to a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the General Partner, as a result of payments made on the advances during 2010 and 2009, partially offset by an increase in interest expense as a result of the second mortgages obtained on Cedar Rim Apartments during March 2009 and Tamarac Village Apartments during October 2009. Operating expense increased primarily due to an increase in salaries and related benefits at Cedar Rim Apartments due to a change in compensation structure and an increase in costs related to property repairs primarily at Tamarac Village Apartments.

General and administrative expense decreased for the three months ended March 31, 2010 due to costs incurred with the modification of the first mortgage at Cedar Rim Apartments during March 2009. Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

During October 2009, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage from leaking roofs. The estimated cost to repair the damages is approximately $49,000, including clean-up costs of approximately $22,000 which were included in operating expense during the fourth quarter of 2009. Subsequent to March 31, 2010, the Partnership received insurance proceeds of approximately $42,000, including approximately $3,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership anticipates recognizing a casualty gain of approximately $25,000 during the second quarter of 2010, as the result of receiving insurance proceeds of approximately $27,000 net of the write off of approximately $2,000 of undepreciated damaged assets.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $437,000 compared to approximately $196,000 at December 31, 2009. The increase in cash and cash equivalents of approximately $241,000 is due to approximately $2,337,000 and $332,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $2,428,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Sienna Bay Apartments, partially offset by property improvements and replacements and the release of sale deposits. Cash used in financing activities consisted of repayment of advances from affiliates, payments on mortgage notes payable and distributions to partners.

During the three months ended March 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $10,000 to cover expenses related to operations at Tamarac Village Apartments and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. There were no advances received by the Partnership during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $620,000, which included approximately $6,000 of accrued interest, with proceeds from the sale of Sienna Bay Apartments – see “Note D – Sale of Investment Properties”. There were no repayments during the three months ended March 31, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was approximately $1,000 and $168,000 for the three months ended March 31, 2010 and 2009, respectively. At December 31, 2009, total advances and accrued interest of approximately $619,000 were unpaid and owed to AIMCO Properties, L.P., which were included in due to affiliates. There were no such amounts owed at March 31, 2010. Subsequent to March 31, 2010, the Partnership received advances of approximately $47,000 to fund operations at Tamarac Village Apartments and Cedar Rim Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Cedar Rim Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $7,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $67,000 of capital improvements at the property consisting primarily of parking area improvements, lighting, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $54,000 of capital improvements at the property consisting primarily of building improvements, kitchen and bath resurfacing and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $7,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. This property was sold during March 2010.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $36,727,000 requires monthly payments until the loans mature between July 2019 and August 2021 and have balloon payments totaling approximately $30,275,000 due at maturity. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data).

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership

March 31, 2010

Unit

March 31, 2009

Unit

Sale (1)	$1,674	$ 4.33	$ --	$ --

(1) Proceeds from the March 2010 sale of Sienna Bay Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures, to permit any additional distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 limited partnership units (the "Units") in the Partnership representing 62.46% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and change in interest rates and the availability of financing.  Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

By: CONCAP EQUITIES, INC.
General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

EXHIBIT INDEX

Exhibit Number   Description of Exhibit

3.1         Certificate of Limited Partnership, as amended to date (Exhibit 3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference).

3.2         Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Consolidated Capital Institutional Properties/3 dated October 13, 2006. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006).

3.3         Fourth Amendment to the Second Amended and Restated Limited Partnership Agreement of Consolidated Capital Institutional Properties/3, LP dated August 29, 2008. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

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

10.92                            Seventh Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delawarelimited liability company and DT Group Development, Inc., a California corporation, dated January 8, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2010.

10.93                            Eighth Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delawarelimited liability company and DT Group Development, Inc., a California corporation, dated January 12, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 8, 2010.

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

10.96       Eleventh Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated February 16, 2010 and effective February 18, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 18, 2010.

10.97       Twelfth Amendment to Purchase and Sale Contract between CCIP/3 Sandpiper, LLC, a Delaware limited liability company and DT Group Development, Inc., a California corporation, dated February 23, 2010 and effective February 25, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 25, 2010.

10.98       Secured Promissory Note between DT Sienna Bay, LLC, a Delaware limited liability company, and CCIP/3 Sandpiper, LLC, a Delaware limited liability company, dated March 5, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 5, 2010.

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