Form 10-Q
period 2010-09-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2010-11-12
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 345	$ 196
Receivables and deposits	373	573
Restricted escrow	15	209
Other assets	684	890
Note receivable (Note E)	2,407	--
Investment properties:
Land	5,433	5,433
Buildings and related personal property	51,674	50,877
	57,107	56,310
Less accumulated depreciation	(34,902)	(31,539)
	22,205	24,771
Assets held for sale (Notes A and D)	--	8,821
	$ 26,029	$ 35,460

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 104	$ 248
Tenant security deposit liabilities	254	246
Accrued property taxes	270	207
Other liabilities	406	567
Due to affiliates (Note B)	--	619
Mortgage notes payable (Note F)	36,530	36,823
Liabilities related to assets held for sale
(Notes A and D)	--	11,719
	37,564	50,429

Partners' Deficit
General partner	(958)	(992)
Limited partners (382,983.8 units outstanding)	(10,577)	(13,977)
	(11,535)	(14,969)
	$ 26,029	$ 35,460

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues:
Rental income	$ 1,900	$ 1,851	$ 5,589	$ 5,619
Other income	302	229	908	714
Total revenues	2,202	2,080	6,497	6,333

Expenses:
Operating	958	1,029	2,914	3,032
General and administrative	66	111	252	317
Depreciation	1,112	1,147	3,380	3,423
Interest	678	754	2,052	2,282
Property taxes	146	138	451	422
Total expenses	2,960	3,179	9,049	9,476

Casualty gain (Note C)	--	18	25	29
Loss from continuing operations	(758)	(1,081)	(2,527)	(3,114)
Loss from discontinued operations
(Notes A and D)	--	(733)	(73)	(1,101)
Gain on sale of discontinued
operations (Note D)	--	6,342	7,708	6,342

Net (loss) income	$ (758)	$ 4,528	$ 5,108	$ 2,127

Net (loss) income allocated to
general partner (1%)	$ (8)	$ 45	$ 51	$ 21
Net (loss) income allocated to
limited partners (99%)	(750)	4,483	5,057	2,106
	$ (758)	$ 4,528	$ 5,108	$ 2,127

Per limited partnership unit:
Loss from continuing operations	$ (1.96)	$ (2.79)	$ (6.53)	$ (8.05)
Loss from discontinued operations	--	(1.89)	(0.19)	(2.84)
Gain on sale of discontinued
operations	--	16.39	19.92	16.39
Net (loss) income per limited
partnership unit	$ (1.96)	$ 11.71	$ 13.20	$ 5.50

Distributions per limited
partnership unit	$ --	$ --	$ 4.33	$ --

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2009	382,983.8	$ (992)	$(13,977)	$(14,969)

Distributions to partners	--	(17)	(1,657)	(1,674)

Net income for the nine months
ended September 30, 2010	--	51	5,057	5,108

Partners' deficit at
September 30, 2010	382,983.8	$ (958)	$(10,577)	$(11,535)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 5,108	$ 2,127
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,380	4,938
Amortization of loan costs	94	74
Amortization of discount on note receivable	(18)	--
Casualty gain	(25)	(29)
Gain on sale of discontinued operations	(7,708)	(6,342)
Loss on extinguishment of debt	44	492
Change in accounts:
Receivables and deposits	258	136
Other assets	130	(112)
Accounts payable	(153)	35
Tenant security deposit liabilities	(50)	(95)
Accrued property taxes	63	310
Other liabilities	(192)	(30)
Due to affiliates	(5)	(490)
Net cash provided by operating activities	926	1,014
Cash flows from investing activities:
Property improvements and replacements	(841)	(1,121)
Proceeds from the sale of discontinued operations	3,468	10,170
Saledeposits released, included with proceeds from sale	(1,000)	--
Net withdrawals from escrow	194	--
Insurance proceeds received	27	34
Net cash provided by investing activities	1,848	9,083
Cash flows from financing activities:
Payments on mortgage notes payable	(337)	(987)
Repayment of mortgage notes payable	--	(4,871)
Proceeds from mortgage note payable	--	4,030
Prepayment penalties paid	--	(465)
Advances from affiliate	47	134
Repayment of advances from affiliate	(661)	(3,172)
Loan costs paid	--	(78)
Distributions to partners	(1,674)	--
Net cash used in financing activities	(2,625)	(5,409)
Net increase in cash and cash equivalents	149	4,688

Cash and cash equivalents at beginning of period	196	367

Cash and cash equivalents at end of period	$ 345	$ 5,055

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,106	$ 3,063

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 13	$ 245
Note receivable, net of discount	$ 2,389	$ --
Assumption of mortgage by buyer	$10,586	$ --

Included in property improvements and replacements for the nine months ended September 30, 2010 and 2009 are approximately $31,000 and $446,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2009 and 2008, respectively. Approximately $259,000 of property improvements and replacements in accounts payable which were included in accounts payable at December 31, 2008 were reversed during the nine months ended September 30, 2009 due to the settlement of a vendor dispute.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The accompanying statements of operations for the three and nine months ended September 30, 2009 have been restated to reflect the operations of Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010. The accompanying statements of operations for the three and nine months ended September 30, 2009 also reflect the operations of Williamsburg Manor Apartments as discontinued operations as a result of the sale of the property in September 2009. Sienna Bay Apartments was classified as held for sale at December 31, 2009, as such, the accompanying balance sheet as of December 31, 2009 reflects the respective assets and liabilities of Sienna Bay Apartments as held for sale. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2010 and 2009 (in thousands):

Nine Months Ended September 30, 2010

			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Sienna Bay Apartments	$ 481	$ (510)	$ (44)	$ (73)

	Nine Months Ended September 30, 2009

			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Williamsburg Manor
Apartments	$ 1,293	$(1,239)	$ (492)	$ (438)
Sienna Bay Apartments	2,311	(2,974)	--	(663)
	$ 3,604	$(4,213)	$ (492)	$(1,101)

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $353,000 and $492,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $204,000 and $212,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $67,000 and $69,000, respectively.

During the nine months ended September 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $47,000 to cover expenses related to operations at Tamarac Village Apartments and Cedar Rim Apartments. During the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the nine months ended September 30, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $667,000, which included approximately $6,000 of accrued interest, with proceeds from the sale of Sienna Bay Apartments – see “Note D – Sale of Investment Properties” and operating cash flow. During the nine months ended September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $3,862,000, which included approximately $690,000 of accrued interest, with proceeds from the mortgage debt financing at Cedar Rim Apartments – see “Note F – Financing of Mortgage Notes Payable” and operating cash flow. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was approximately $1,000 and $399,000 for the nine months ended September 30, 2010 and 2009, respectively. At December 31, 2009, total advances and accrued interest of approximately $619,000 were unpaid and owed to AIMCO Properties, L.P., which were included in due to affiliates. There were no such amounts owed at September 30, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $101,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $216,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

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

During October 2009, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage from leaking roofs of approximately $49,000, including clean-up costs of approximately $22,000 which were included in operating expense during the fourth quarter of 2009. During the nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $42,000 including approximately $3,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership recognized a casualty gain of approximately $25,000 during the nine months ended September 30, 2010, as a result of receiving insurance proceeds of approximately $27,000 net of the write off of approximately $2,000 of undepreciated damaged assets.

During September 2010, one of the Partnership’s investment properties, Cedar Rim Apartments, sustained damage from a broken water line. The initial estimate of the cost to repair the damage is approximately $35,000. The Partnership is currently working with its insurance carriers to determine the extent of the repairs that will be covered by insurance proceeds. No casualty loss is anticipated.

Note D – Sale of Investment Properties

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership (see Note E). In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009, which was included as deferred revenue in liabilities related to assets held for sale at December 31, 2009. The sale deposit was released during the nine months ended September 30, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). The Partnership recognized a gain on sale of discontinued operations of approximately $7,708,000 during the nine months ended September 30, 2010, as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the nine months ended September 30, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations.

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

Note E – Note Receivable

In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only are due beginning May 1, 2010 through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan will be payable at a rate of 5.0% each year until maturity. At the date of the sale, the fair value of the note receivable was approximately $2,389,000 and accordingly the Partnership recorded a discount of approximately $111,000 which was calculated using a rate of 7%. The discount will be amortized over the term of the note. At September 30, 2010, the unamortized discount on the note receivable was approximately $93,000.

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

Note G – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its note receivable as described in Note E above. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $43,260,000.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Cedar Rim Apartments (1)	96%	92%
New Castle, Washington
Lamplighter Park Apartments (1)	98%	92%
Bellevue, Washington
Tamarac Village Apartments	97%	95%
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

Results of Operations

The Partnership’s net loss was approximately $758,000 for the three months ended September 30, 2010 and net income was approximately $5,108,000 for the nine months ended September 30, 2010, compared to net income of approximately $4,528,000 and $2,127,000 for the three and nine months ended September 30, 2009, respectively. The statements of operations for the three and nine months ended September 30, 2009 have been restated to reflect the operations of Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010. The accompanying statements of operations for the three and nine months ended September 30, 2009 also reflect the operations of Williamsburg Manor Apartments as discontinued operations as a result of the sale of the property in September 2009. Sienna Bay Apartments was classified as held for sale at December 31, 2009, as such, the balance sheet as of December 31, 2009 reflects the respective assets and liabilities of Sienna Bay Apartments as held for sale.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2010 and 2009 (in thousands):

Nine Months Ended September 30, 2010
			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Sienna Bay Apartments	$ 481	$ (510)	$ (44)	$ (73)

	Nine Months Ended September 30, 2009

			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Williamsburg Manor
Apartments	$ 1,293	$(1,239)	$ (492)	$ (438)
Sienna Bay Apartments	2,311	(2,974)	--	(663)
	$ 3,604	$(4,213)	$ (492)	$(1,101)

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership. In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009, which was included as deferred revenue in liabilities related to assets held for sale at December 31, 2009. The sale deposit was released during the nine months ended September 30, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). The Partnership recognized a gain on sale of discontinued operations of approximately $7,708,000 during the nine months ended September 30, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the nine months ended September 30, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations. In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only are due beginning May 1, 2010 through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan will be payable at a rate of 5.0% each year until maturity.

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

The Partnership recognized losses from continuing operations of approximately $758,000 and $2,527,000 for the three and nine months ended September 30, 2010, respectively, compared to losses from continuing operations of approximately $1,081,000 and $3,114,000 for the three and nine months ended September 30, 2009, respectively. The decrease in loss from continuing operations for both the three and nine months ended September 30, 2010 is due to an increase in total revenues and a decrease in total expenses, partially offset by a decrease in the recognition of casualty gain.

Total revenues increased for the three months ended September 30, 2010 due to increases in rental and other income. Total revenues increased for the nine months ended September 30, 2010 due to an increase in other income, partially offset by a decrease in rental income. Rental income increased for the three month period due to an increase in occupancy at all of the Partnership’s investment properties and an increase in the average rental rate at Lamplighter Park Apartments, partially offset by decreases in the average rental rate at Tamarac Village Apartments and Cedar Rim Apartments. Rental income decreased for the nine month period due to decreases in the average rental rate at all of the Partnership’s investment properties, partially offset by an increase in occupancy at all of the Partnership’s investment properties. Other income increased for both periods due to an increase in resident utility reimbursements at all of the Partnership’s investment properties as a result of higher heating and water costs and interest income earned on the note receivable related to the sale of Sienna Bay Apartments, partially offset by a decrease in lease cancellation fees at all of the Partnership’s investment properties.

Total expenses decreased for both the three and nine months ended September 30, 2010 due to decreases in operating, general and administrative and interest expenses. Depreciation and property tax expenses remained relatively constant for the comparable periods. Operating expense decreased for both periods due to decreases in salaries and related benefits at all of the Partnership’s investment properties, advertising costs at Cedar Rim Apartments and clean up costs at Tamarac Village Apartments due to roof leaks in 2009, partially offset by increases in utility costs at Tamarac Village Apartments. Interest expense decreased for both periods primarily due to a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the General Partner, as a result of payments made on the advances during 2010 and 2009, partially offset by an increase in interest expense as a result of the second mortgages obtained on Cedar Rim Apartments during March 2009 and Tamarac Village Apartments during October 2009.

General and administrative expense decreased for both the three and nine months ended September 30, 2010 due to costs incurred with the modification of the first mortgage at Cedar Rim Apartments during March 2009, decreases in management reimbursements to the General Partner as allowed under the Partnership Agreement and costs incurred in 2009 associated with communications to regulatory agencies and investors. Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are costs associated with the annual audit required by the Partnership Agreement.

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

During October 2009, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage from leaking roofs of approximately $49,000, including clean-up costs of approximately $22,000 which were included in operating expense during the fourth quarter of 2009. During the nine months ended September 30, 2010, the Partnership received insurance proceeds of approximately $42,000 including approximately $3,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership recognized a casualty gain of approximately $25,000 during the nine months ended September 30, 2010, as a result of receiving insurance proceeds of approximately $27,000 net of the write off of approximately $2,000 of undepreciated damaged assets.

During September 2010, one of the Partnership’s investment properties, Cedar Rim Apartments, sustained damage from a broken water line. The initial estimate of the cost to repair the damage is approximately $35,000. The Partnership is currently working with its insurance carriers to determine the extent of the repairs that will be covered by insurance proceeds. No casualty loss is anticipated.

Liquidity and Capital Resources

At September 30, 2010, the Partnerhsip had cash and cash equivalents of approximately $345,000 compared to approximately $196,000 at December 31, 2009. The increase in cash and cash equivalents of approximately $149,000 is due to approximately $1,848,000 and $926,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $2,625,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Sienna Bay Apartments, net withdrawals from escrows, and insurance proceeds received, partially offset by property improvements and replacements and the release of sale deposits. Cash used in financing activities consisted of repayment of advances from an affiliate, payments on mortgage notes payable and distributions to partners, partially offset by advances received from an affiliate.

During the nine months ended September 30, 2010, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $47,000 to cover expenses related to operations at Tamarac Village Apartments and Cedar Rim Apartments. During the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the nine months ended September 30, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $667,000, which included approximately $6,000 of accrued interest, with proceeds from the sale of Sienna Bay Apartments and operating cash flow. During the nine months ended September 30, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $3,862,000, which included approximately $690,000 of accrued interest, with proceeds from the mortgage debt financing at Cedar Rim Apartments and operating cash flow. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was approximately $1,000 and $399,000 for the nine months ended September 30, 2010 and 2009, respectively. At December 31, 2009, total advances and accrued interest of approximately $619,000 were unpaid and owed to AIMCO Properties, L.P., which were included in due to affiliates. There were no such amounts owed at September 30, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Cedar Rim Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $42,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $265,000 of capital improvements at the property consisting primarily of building and parking area improvements, lighting, appliance, and floor covering replacements and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $509,000 of capital improvements at the property consisting primarily of building and parking area improvements, kitchen and bath resurfacing, and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sienna Bay Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $7,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. This property was sold during March 2010.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $36,530,000 requires monthly payments until the loans mature between July 2019 and August 2021 and have balloon payments totaling approximately $30,275,000 due at maturity. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data).

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership

September 30, 2010

Unit

September 30, 2009

Unit

Sale (1)	$1,674	$ 4.33	$ --	$ --

(1) Proceeds from the March 2010 sale of Sienna Bay Apartments.

Subsequent to September 30, 2010, the Partnership distributed approximately $240,000 of sale proceeds from the March 2010 sale of Sienna Bay Apartments (approximately $.62 per limited partnership unit).

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 limited partnership units (the "Units") in the Partnership representing 62.46% of the outstanding Units at September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.46% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

By: CONCAP EQUITIES, INC.
General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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