Form 10-K
period 2010-12-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2011-03-25
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(864) 239-1000

(Registrant's telephone number, including area code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Item 2.     Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Acquisition	Type of Ownership	Use

Cedar Rim Apartments	4/12/91	Fee ownership subject to	Apartment
New Castle, Washington		first and second mortgages.	104 units

Lamplighter Park Apartments (1)	4/12/91	Fee ownership subject to	Apartment
Bellevue, Washington		first and second mortgages.	174 units

Tamarac Village Apartments	6/10/92	Fee ownership subject to	Apartment
I,II,III and IV		first and second mortgages.	564 units
Denver, Colorado

(1)   Subsequent to December 31, 2010, the Partnership entered into a sale contract with a third party related to the sale of Lamplighter Park Apartments, which is projected to close during the second quarter of 2011 for approximately $25,100,000. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership (see “Item 8. Financial Statements and Supplementary Data - Note H”) . In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009, which was included as deferred revenue in liabilities related to assets held for sale at December 31, 2009. The sale deposit was released during the year ended December 31, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). The Partnership recognized a gain on sale of discontinued operations of approximately $7,708,000 during the year ended December 31, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the year ended December 31, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations.

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain on sale of discontinued operations of approximately $6,342,000 during the year ended December 31, 2009 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the year ended December 31, 2009, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Cedar Rim Apartments	$21,198	$12,092	3-30 yrs	S/L	$ 9,643
Lamplighter
Park Apartments	12,122	7,227	3-30 yrs	S/L	5,746
Tamarac
Village Apartments	23,966	16,630	5-30 yrs	S/L	10,137

	$57,286	$35,949			$25,526

See "Note A" of the Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate(1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Cedar Rim
1st mortgage	$ 3,820	7.49%	360 mths	8/01/21	$ 3,189
2nd mortgage	3,952	6.45%	360 mths	8/01/21	3,209
LamplighterPark
1st mortgage	6,426	7.48%	360 mths	07/01/21	5,224
2nd mortgage	4,018	5.93%	360 mths	07/01/19	3,339
TamaracVillage
1st mortgage	15,644	7.45%	360 mths	7/01/21	13,201
2nd mortgage	2,568	6.48%	360 mths	7/01/21	2,113
	$36,428				$30,275

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

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for each property were as follows:

	Average Annual
	Rental Rates		Average Annual
	(per unit)		Occupancy

Property	2010	2009	2010	2009

Cedar Rim Apartments (1)	$14,657	$15,854	97%	93%
Lamplighter Park Apartments (1)	11,783	12,049	98%	93%
Tamarac Village Apartments	7,324	7,446	97%	95%

(1)     The General Partner attributes the increases in occupancy at Cedar Rim Apartments and Lamplighter Park Apartments to an increase in rental concessions and a decrease in rental rates in order to attract and maintain tenants. The increase in occupancy at Lamplighter Park Apartments is also attributable to an improved economy in the local market area.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates for each property were as follows:

	2010	2010
	Taxes	Rates
	(in thousands)

Cedar Rim Apartments	$207	1.14%
Lamplighter Park Apartments	157	0.79%
Tamarac Village Apartments	164	6.66%

Capital Improvements

Cedar Rim Apartments

During the year ended December 31, 2010, the Partnership completed approximately $135,000 of capital improvements at the property consisting primarily of floor covering replacements and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the year ended December 31, 2010, the Partnership completed approximately $325,000 of capital improvements at the property consisting primarily of building and parking area improvements, lighting, appliance and floor covering replacements, and construction related to the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated in 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the year ended December 31, 2010, the Partnership completed approximately $589,000 of capital improvements at the property consisting primarily of building and parking area improvements, kitchen and bath resurfacing and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated in 2011. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sienna Bay Apartments

During the year ended December 31, 2010, the Partnership completed approximately $7,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. This property was sold during March 2010.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts were dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $4,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement.  These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

                                       PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly held limited partnership, sold 383,033 limited partnership units (the "Units") aggregating approximately $95,758,000. The Partnership currently has 6,653 holders of record owning an aggregate of 382,925.60 Units. Affiliates of the General Partner owned 239,212 Units or 62.47% at December 31, 2010. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

December 31, 2010

Unit

December 31, 2009

Unit

Sale(1)	$1,914	$ 4.95	$ --	$ --

(1) Proceeds from the March 2010 sale of Sienna Bay Apartments.

Subsequent to December 31, 2010, the Partnership distributed approximately $58,000 of sale proceeds from the March 2010 sale of Sienna Bay Apartments (approximately $57,000 to limited partners or $.15 per limited partnership unit) and approximately $242,000 from operating cash flow (approximately $240,000 to limited partners or $.62 per limited partnership unit).

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit any additional distributions to its partners in 2011 or subsequent periods. See "Item 2. Properties – Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 Units in the Partnership representing 62.47% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income was approximately $4,627,000 and $1,031,000 for the years ended December 31, 2010 and 2009, respectively. The statements of operations for the years ended December 31, 2010 and 2009 reflect the operations of Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010. The statement of operations for the year ended December 31, 2009 also reflects the operations of Williamsburg Manor Apartments as discontinued operations as a result of the sale of the property in September 2009. Sienna Bay Apartments was classified as held for sale at December 31, 2009, as such, the balance sheet as of December 31, 2009 reflects the respective assets and liabilities of Sienna Bay Apartments as held for sale.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2010 and 2009 (in thousands):

Year Ended December 31, 2010
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

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership. In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009, which was included as deferred revenue in liabilities related to assets held for sale at December 31, 2009. The sale deposit was released during the year ended December 31, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). The Partnership recognized a gain on sale of discontinued operations of approximately $7,708,000 during the year ended December 31, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the year ended December 31, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations. In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only are due beginning May 1, 2010 through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan will be payable at a rate of 5.0% each year until maturity.

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain on sale of discontinued operations of approximately $6,342,000 as a result of the sale, which was recognized during the year ended December 31, 2009. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the year ended December 31, 2009, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

The Partnership recognized losses from continuing operations of approximately $3,008,000 and $4,010,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in loss from continuing operations for the year ended December 31, 2010 is due to an increase in total revenues and a decrease in total expenses. Casualty gain remained constant for the comparable periods.

Total revenues increased for the year ended December 31, 2010 primarily due to an increase in other income. Rental income remained relatively constant as an increase in occupancy at all of the Partnership’s investment properties was partially offset by decreases in the average rental rate at all of the Partnership’s investment properties. Other income increased due to an increase in resident utility reimbursements primarily at Tamarac Village Apartments and Cedar Rim Apartments as a result of higher heating and water costs and interest income earned on the note receivable related to the sale of Sienna Bay Apartments.

Total expenses decreased for the year ended December 31, 2010 due to decreases in operating, general and administrative and interest expenses. Depreciation and property tax expenses remained relatively constant for the comparable periods. Operating expense decreased due to decreases in salaries and related benefits at Tamarac Village Apartments and Cedar Rim Apartments, advertising costs at Cedar Rim Apartments and clean up costs primarily at Tamarac Village Apartments due to roof leaks in 2009. Interest expense decreased for the year ended December 31, 2010 primarily due to a decrease in interest on advances from AIMCO Properties, L.P., an affiliate of the General Partner, as a result of payments made on the advances during 2010 and 2009, partially offset by an increase in interest expense as a result of the second mortgages obtained on Cedar Rim Apartments during March 2009 and Tamarac Village Apartments during October 2009.

General and administrative expense decreased for the year ended December 31, 2010 due to costs incurred with the modification of the first mortgage at Cedar Rim Apartments during March 2009, decreases in costs associated with the annual audit required by the Partnership Agreement and costs incurred in 2009 associated with communications to regulatory agencies and investors. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are management reimbursements to the General Partner as allowed under the Partnership Agreement.

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

During August 2009, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained water damage from excessive rainfall of approximately $139,000. During the year ended December 31, 2009, the casualty gain recognized by the Partnership was approximately $68,000 as a result of receiving approximately $113,000 in insurance proceeds, including approximately $4,000 for lost rents and approximately $35,000 for clean-up costs, and the write off of undepreciated assets of approximately $6,000. During the year ended December 31, 2010, the Partnership received additional insurance proceeds of approximately $16,000 for clean-up costs, which were included in operating expenses.

During October 2009, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage from leaking roofs of approximately $49,000, including clean-up costs of approximately $22,000 which were included in operating expense during the year ended December 31, 2009. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $42,000 including approximately $3,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership recognized a casualty gain of approximately $25,000 during the year ended December 31, 2010, as a result of receiving insurance proceeds of approximately $27,000 net of the write off of approximately $2,000 of undepreciated damaged assets.

During March 2010, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained water damage from a storm of approximately $13,000 including clean-up costs of approximately $4,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $3,000 and recognized a casualty gain of approximately $3,000 as a result of the write off of undepreciated damaged assets of less than $1,000 during the year ended December 31, 2010.

During September 2010, one of the Partnership’s investment properties, Cedar Rim Apartments, sustained water damage from a broken water line of approximately $98,000 including clean-up costs of approximately $22,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $88,000 including approximately $6,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership recognized a casualty gain of approximately $69,000 during the year ended December 31, 2010 as a result of receiving insurance proceeds of approximately $70,000 net of the write off of undepreciated damaged assets of approximately $1,000.

During December 2010, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damages from a broken sump pump. The estimated cost to repair the damage is approximately $25,000. The Partnership expects to receive insurance proceeds to cover the costs of repair and does not anticipate the recognition of a casualty loss.

Liquidity and Capital Resources

At December 31, 2010, the Partnerhsip had cash and cash equivalents of approximately $336,000 compared to approximately $196,000 at December 31, 2009. The increase in cash and cash equivalents of approximately $140,000 is due to approximately $1,702,000 and $1,405,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $2,967,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Sienna Bay Apartments, net withdrawals from escrows, and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of advances from an affiliate, payments on mortgage notes payable and distributions to partners, partially offset by advances received from an affiliate.

During the year ended December 31, 2010, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $271,000 to cover expenses related to operations at Tamarac Village Apartments and Cedar Rim Apartments. During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the year ended December 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $893,000, which included approximately $8,000 of accrued interest, with proceeds from the sale of Sienna Bay Apartments and operating cash flow. During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $11,762,000, which included approximately $1,435,000 of accrued interest, with proceeds from the mortgage debt financings at Cedar Rim Apartments and Tamarac Village Apartments (as discussed below), proceeds from the sale of Williamsburg Manor Apartments, the sale deposit related to Sienna Bay Apartments and operating cash flow. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was approximately $3,000 and $421,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2009, total advances and accrued interest of approximately $619,000 were unpaid and owed to AIMCO Properties, L.P., which were included in due to affiliates. There were no such amounts owed at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership's assets are thought to be sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s properties of approximately $36,428,000 requires monthly payments until the loans mature between July 2019 and August 2021 and have balloon payments totaling approximately $30,275,000 due at maturity. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated in 2011. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

December 31, 2010

Unit

December 31, 2009

Unit

Sale(1)	$1,914	$ 4.95	$ --	$ --

(1) Proceeds from the March 2010 sale of Sienna Bay Apartments.

Subsequent to December 31, 2010, the Partnership distributed approximately $58,000 of sale proceeds from the March 2010 sale of Sienna Bay Apartments (approximately $57,000 to limited partners or $.15 per limited partnership unit) and approximately $242,000 from operating cash flow (approximately $240,000 to limited partners or $.62 per limited partnership unit).

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit any additional distributions to its partners in 2011 or subsequent periods.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects. Costs including interest, property taxes and insurance associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.

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

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2010 and 2009

      Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

      Statements of Cash Flows - Years ended December 31, 2010 and 2009

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Institutional Properties/3, LP

We have audited the accompanying balance sheets of Consolidated Capital Institutional Properties/3, LP as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital Institutional Properties/3, LP as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                                   BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$ 336	$ 196
Receivables and deposits	408	573
Restricted escrow (Note A)	15	209
Other assets	662	890
Note receivable (Note H)	2,418	--
Investment properties (Notes C, D and G):
Land	5,433	5,433
Buildings and related personal property	51,853	50,877
	57,286	56,310
Less accumulated depreciation	(35,949)	(31,539)
	21,337	24,771
Assets held for sale (Notes A and G)	--	8,821
	$ 25,176	$ 35,460

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 122	$ 248
Tenant security deposit liabilities	247	246
Accrued property taxes	164	207
Other liabilities	471	567
Due to affiliates (Note B)	--	619
Mortgage notes payable (Note C)	36,428	36,823
Liabilities related to assets held
for sale (Notes A and G)	--	11,719
	37,432	50,429

Partners' Deficit
General partner	(965)	(992)
Limited partners	(11,291)	(13,977)
	(12,256)	(14,969)
	$ 25,176	$ 35,460

See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                              STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$ 7,496	$ 7,463
Other income	1,238	953
Total revenues	8,734	8,416

Expenses:
Operating	3,808	4,027
General and administrative	326	419
Depreciation	4,480	4,566
Interest	2,730	2,973
Property taxes	495	538
Total expenses	11,839	12,523

Casualty gain (Note F)	97	97

Loss from continuing operations	(3,008)	(4,010)
Loss from discontinued operations (Notes A and G)	(73)	(1,301)
Gain on sale of discontinued operations (Note G)	7,708	6,342

Net income (Note E)	$ 4,627	$ 1,031

Net income allocated to general partner (1%)	$ 46	$ 10
Net income allocated to limited partners (99%)	4,581	1,021

	$ 4,627	$ 1,031

Per limited partnership unit:
Loss from continuing operations	$ (7.77)	$(10.36)
Loss from discontinued operations	(.19)	(3.36)
Gain on sale of discontinued operations	19.92	16.39
Net income per limited partnership unit	$ 11.96	$ 2.67

Distributions per limited partnership unit	$ 4.95	$ --

See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                     STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2008	382,997.1	$(1,002)	$(14,998)	$(16,000)

Abandonment of limited partnership
units (Note A)	(13.3)	--	--	--

Net income for the year ended
December 31, 2009	--	10	1,021	1,031

Partners' deficit at
December 31, 2009	382,983.8	(992)	(13,977)	(14,969)

Abandonment of limited partnership
units (Note A)	(58.2)	--	--	--

Distributions to partners	--	(19)	(1,895)	(1,914)

Net income for the year ended
December 31, 2010	--	46	4,581	4,627

Partners' deficit at
December 31, 2010	382,925.6	$ (965)	$(11,291)	$(12,256)

See Accompanying Notes to Financial Statements

      CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

 (in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$ 4,627	$ 1,031
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	4,480	6,482
Amortization of loan costs	122	99
Amortization of discount on note receivable	(29)	--
Casualty gain	(97)	(97)
Gain on sale of discontinued operations	(7,708)	(6,342)
Loss on extinguishment of debt	44	492
Change in accounts:
Receivables and deposits	223	68
Other assets	124	69
Accounts payable	(149)	32
Tenant security deposit liabilities	(57)	(108)
Accrued property taxes	(43)	14
Other liabilities	(127)	73
Due to affiliates	(5)	(1,220)
Net cash provided by operating activities	1,405	593
Cash flows from investing activities:
Property improvements and replacements	(1,060)	(1,611)
Net withdrawals from (deposit to)restricted escrow	194	(209)
Proceeds from the sale of discontinued operations	2,468	10,170
Saledeposits received, included with proceeds
from sale	--	1,000
Insurance proceeds received	100	108
Net cash provided by investing activities	1,702	9,458
Cash flows from financing activities:
Payments on mortgage notes payable	(439)	(1,166)
Repayment of mortgage note payable	--	(4,871)
Proceeds from mortgage notes payable	--	6,630
Prepayment penalties paid	--	(465)
Advances from affiliate	271	134
Repayment of advances from affiliate	(885)	(10,327)
Loan costs paid	--	(157)
Distributions to partners	(1,914)	--
Net cash used in financing activities	(2,967)	(10,222)
Net increase (decrease) in cash and cash equivalents	140	(171)

Cash and cash equivalents at beginning of year	196	367

Cash and cash equivalents at end of year	$ 336	$ 196

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,757	$ 4,581

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 27	$ 31
Note receivable, net of discount	$ 2,389	$ --
Assumption of mortgage by buyer	$ 10,586	$ --

Included in property improvements and replacements for the year ended December 31, 2009 are approximately $446,000 of property improvements and replacements which were included in accounts payable at December 31, 2008. Approximately $259,000 of property improvements and replacements which were included in accounts payable at December 31, 2008 were reversed during the year ended December 31, 2009 due to the settlement of a vendor dispute.

See Accompanying Notes to Financial Statements

                 CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

                            NOTES TO FINANCIAL STATEMENTS

                                  December 31, 2010

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

The Partnership operates three apartment properties as of December 31, 2010, located throughout the United States.

Basis of Presentation: The accompanying statements of operations for the years ended December 31, 2010 and 2009 reflect the operations of Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010. The accompanying statement of operations for the year ended December 31, 2009 also reflects the operations of Williamsburg Manor Apartments as discontinued operations as a result of the sale of the property in September 2009. Sienna Bay Apartments was classified as held for sale at December 31, 2009, as such, the accompanying balance sheet as of December 31, 2009 reflects the respective assets and liabilities of Sienna Bay Apartments as held for sale.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2010 and 2009 (in thousands):

Year Ended December 31, 2010
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

Subsequent to December 31, 2010, the Partnership entered into a sale contract with a third party related to the sale of Lamplighter Park Apartments, which is projected to close during the second quarter of 2011 for approximately $25,100,000. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $204,000 and $20,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties: Investment properties consist of three apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. During the year ended December 31, 2009, the Partnership capitalized interest of approximately $7,000 and property taxes of approximately $1,000. There were no such costs capitalized during the year ended December 31, 2010. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

Abandoned Units: During 2010 and 2009, the number of limited partnership units decreased by 58.2 and 13.3 units, respectively, due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

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

Deferred Costs: For both the years ended December 31, 2010 and 2009, loan costs of approximately $1,269,000, less accumulated amortization of approximately $721,000 and $602,000, respectively, are included in other assets. Loan costs of approximately $119,000 less accumulated amortization of approximately $72,000 are included in assets held for sale at December 31, 2009. Prior to October 1, 2009, the loan costs were amortized over the terms of the related loan agreements.  As of October 1, 2009, the Partnership changed its estimate of the useful life of the loan costs to better reflect the remaining useful life of these assets.  The Partnership term expires December 31, 2015, which is prior to the maturity of the mortgage notes payable.  The General Partner unsuccessfully pursued extending the Partnership term. Therefore, the Partnership determined that the loan costs should be amortized over the remaining life of the Partnership.  Prior to the change in estimate, the loan costs would have been fully amortized in 2021, the date the mortgage notes payable mature.  The effect of this change did not have a material effect on the Partnership’s financial condition or results of operations. Amortization expense was approximately $122,000 and $99,000 for the years ended December 31, 2010 and 2009, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $110,000 for each of the years 2011 through 2015.

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

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its notes receivable as described in Note H below. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2010, the fair value of the Partnership's mortgage notes payable, at the Partnership's incremental borrowing rate was approximately $41,347,000.

Restricted Escrow: A replacement reserve account is maintained for Tamarac Village Apartments, which was established in connection with the additional mortgage obtained during October 2009. The balance of this account at December 31, 2010 and 2009 was approximately $15,000 and $209,000, respectively.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expenses of approximately $158,000 and $258,000 for the years ended December 31, 2010 and 2009, respectively, were charged to operating expense and loss from discontinued operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $460,000 and $627,000 for the years ended December 31, 2010 and 2009, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $270,000 and $264,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $97,000 and $92,000, respectively.

During the year ended December 31, 2010, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $271,000 to cover expenses related to operations at Tamarac Village Apartments and Cedar Rim Apartments. During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the year ended December 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $893,000, which included approximately $8,000 of accrued interest, with proceeds from the sale of Sienna Bay Apartments (as discussed in Note G) and operating cash flow. During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $11,762,000, which included approximately $1,435,000 of accrued interest, with proceeds from the mortgage debt financings at Cedar Rim Apartments and Tamarac Village Apartments (as discussed in Note C), proceeds from the sale of Williamsburg Manor Apartments (as discussed in Note G), the sale deposit related to Sienna Bay Apartments and operating cash flow. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was approximately $3,000 and $421,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2009, total advances and accrued interest of approximately $619,000 were unpaid and owed to AIMCO Properties, L.P., which were included in due to affiliates. There were no such amounts owed at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $135,000 and $216,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 limited partnership units (the “Units”) in the Partnership representing 62.47% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Mortgage Notes Payable

The terms of the mortgage notes payable are as follows:

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
	2010	2009	Interest	Rate	Date (1)	Maturity
Property	(in thousands)		(in thousands)			(in thousands)

Cedar Rim
1st mortgage	$ 3,820	$ 3,857	$ 27	7.49%	08/01/21	$ 3,189
2nd mortgage	3,952	4,000	25	6.45%	08/01/21	3,209
LamplighterPark
1st mortgage	6,426	6,498	46	7.48%	07/01/21	5,224
2nd mortgage	4,018	4,078	25	5.93%	07/01/19	3,339
TamaracVillage
1st mortgage	15,644	15,792	110	7.45%	7/01/21	13,201
2nd mortgage	2,568	2,598	16	6.48%	7/01/21	2,113
	$36,428	$36,823	$ 249			$30,275

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

While the Partnership termination date is December 31, 2015, scheduled principal payments of mortgage notes payable subsequent to December 31, 2010 are as follows (in thousands):

2011	$ 423
2012	454
2013	488
2014	523
2015	561
Thereafter	33,979
$36,428

The principal balance of the fixed rate mortgage encumbering Sienna Bay Apartments at December 31, 2009 was approximately $10,630,000 and was included in liabilities related to assets held for sale. In connection with the sale of Sienna Bay Apartments in March 2010 the mortgage loan was assumed by the buyer.

Note D - Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Cedar Rim	$ 7,772	$ 778	$ 4,322	$16,098
Lamplighter Park	10,444	2,458	5,167	4,497
Tamarac Village	18,212	2,464	10,536	10,966
Totals	$36,428	$ 5,700	$20,025	$31,561

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
			(in thousands)

Cedar Rim	$ 618	$20,580	$21,198	$12,092	1980	04/12/91	3-30
Lamplighter Park	2,351	9,771	12,122	7,227	1968	04/12/91	3-30
Tamarac Village	2,464	21,502	23,966	16,630	1978	06/10/92	5-30
	$5,433	$51,853	$57,286	$35,949

Reconciliation of "Investment Properties and Accumulated Depreciation":

	For the Years Ended December 31,
	2010	2009
	(in thousands)
Investment Properties:
Balance at beginning of year	$ 56,310	$ 55,466
Additions	1,049	1,196
Dispositions of assets	(73)	(198)
Assets held for sale	--	(154)
Balance at end of year	$ 57,286	$ 56,310

Accumulated Depreciation:
Balance at beginning of year	$ 31,539	$ 27,010
Additions charged to expense	4,480	6,482
Dispositions of assets	(70)	(353)
Assets held for sale	--	(1,600)
Balance at end of year	$ 35,949	$ 31,539

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2010 and 2009 is approximately $58,600,000 and $76,136,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009 is approximately $33,074,000 and $38,983,000, respectively.

SiennaBayApartments, which is classified as held for sale at December 31, 2009, is excluded from the December 31, 2009 schedules above. The gross carrying value, accumulated depreciation and Federal tax basis of Sienna Bay Apartments at December 31, 2009 was approximately $18,637,000, $9,935,000 and $9,106,000, respectively.

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2010	2009

Net income as reported	$ 4,627	$ 1,031
Add (deduct):
Fixed asset write-offs and casualty gain	(121)	(87)
Depreciation differences	472	386
Change in prepaid rental income	(39)	16
Other	126	(69)
Gain on sale	(91)	(673)
Federal taxable income	$ 4,974	$ 604
Federal taxable income per limited
partnership unit (1)	$ 12.86	$ 1.56

1) For 2009, allocation under Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable income.

The following is a reconciliation at December 31, 2010 and 2009, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2010	2009
Net liabilities as reported	$(12,256)	$(14,969)
Land and buildings	1,314	1,349
Accumulated depreciation	2,875	2,498
Syndication fees	11,298	11,298
Other	466	460
Net assets - Federal tax basis	$ 3,697	$ 636

Note F – Casualty Events

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

During August 2009, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained water damage from excessive rainfall of approximately $139,000. During the year ended December 31, 2009, the casualty gain recognized by the Partnership was approximately $68,000 as a result of receiving approximately $113,000 in insurance proceeds, including approximately $4,000 for lost rents and approximately $35,000 for clean-up costs, and the write off of undepreciated assets of approximately $6,000. During the year ended December 31, 2010, the Partnership received additional insurance proceeds of approximately $16,000 for clean-up costs, which were included in operating expenses.

During October 2009, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage from leaking roofs of approximately $49,000, including clean-up costs of approximately $22,000 which were included in operating expense during the year ended December 31, 2009. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $42,000 including approximately $3,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership recognized a casualty gain of approximately $25,000 during the year ended December 31, 2010, as a result of receiving insurance proceeds of approximately $27,000 net of the write off of approximately $2,000 of undepreciated damaged assets.

During March 2010, one of the Partnership’s investment properties, Tamarac Village Apartments, sustained water damage from a storm of approximately $13,000 including clean-up costs of approximately $4,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $3,000 and recognized a casualty gain of approximately $3,000 as a result of the write off of undepreciated damaged assets of less than $1,000 during the year ended December 31, 2010.

During September 2010, one of the Partnership’s investment properties, Cedar Rim Apartments, sustained water damage from a broken water line of approximately $98,000 including clean-up costs of approximately $22,000. During the year ended December 31, 2010, the Partnership received insurance proceeds of approximately $88,000 including approximately $6,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership recognized a casualty gain of approximately $69,000 during the year ended December 31, 2010 as a result of receiving insurance proceeds of approximately $70,000 net of the write off of undepreciated damaged assets of approximately $1,000.

During December 2010, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained damages from a broken sump pump. The estimated cost to repair the damage is approximately $25,000. The Partnership expects to receive insurance proceeds to cover the costs of repair and does not anticipate the recognition of a casualty loss.

Note G – Sale of Investment Properties

On September 30, 2009, the Partnership sold Williamsburg Manor Apartments to a third party for a gross sales price of $10,350,000. The net proceeds realized by the Partnership were approximately $10,170,000 after payment of closing costs. The Partnership used approximately $4,871,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain on sale of discontinued operations of approximately $6,342,000 during the year ended December 31, 2009 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $492,000 during the year ended December 31, 2009, which is included in loss from discontinued operations, due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $465,000.

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership. In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009, which was included as deferred revenue in liabilities related to assets held for sale at December 31, 2009. The sale deposit was released during the year ended December 30, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). The Partnership recognized a gain on sale of discontinued operations of approximately $7,708,000 during the year ended December 31, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the year ended December 31, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations.

Note H – Note Receivable

In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only are due beginning May 1, 2010 through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan will be payable at a rate of 5.0% each year until maturity. At the date of the sale, the fair value of the note receivable was approximately $2,389,000 and accordingly the Partnership recorded a discount of approximately $111,000 which was calculated using a rate of 7%. The discount will be amortized over the term of the note. In 2010 the Partnership recognized approximately $121,000 in related interest income which is classified in other income. At December 31, 2010, the Partnership believes the carrying amount of the note receivable approximates its fair value.

Future annual interest payments to be collected and annual discount amortization subsequent to December 31, 2010 are as follows (in thousands):

	Annual	Annual	Total
	Interest	Discount	Interest Income

2011	$ 125	$ 46	$ 171
2012	94	36	130
Total	$ 219	$ 82	$ 301

Note I – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data).

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

December 31, 2010

Unit

December 31, 2009

Unit

Sale (1)	$1,914	$ 4.95	$ --	$ --

(1) Proceeds from the March 2010 sale of Sienna Bay Apartments.

Subsequent to December 31, 2010, the Partnership distributed approximately $58,000 of sale proceeds from the March 2010 sale of Sienna Bay Apartments (approximately $57,000 to limited partners or $.15 per limited partnership unit) and approximately $242,000 from operating cash flow (approximately $240,000 to limited partners or $.62 per limited partnership unit).

Note J – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts were dismissed.  During the fourth quarter of 2008, the Partnership paid approximately $5,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $4,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement. These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be responsible for environmental liabilities or costs associated with its properties.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

None of the directors or officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2010, no person was known to CEI to own of record or beneficially more than 5 percent of the Units of the Partnership:

Name and address	Number of Units	Percent of Total
AIMCO IPLP, L.P.	44,867.7	11.72%
(an affiliate of AIMCO)
Madison River Properties, LLC	46,747.4	12.21%
(an affiliate of AIMCO)
Cooper River Properties, LLC	28,039.3	7.32%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	119,557.6	31.22%
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

Beneficial Owners of CEI

As of December 31, 2010, the following persons were known to CEI to be the beneficial owners of more than 5 percent of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $460,000 and $627,000 for the years ended December 31, 2010 and 2009, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $270,000 and $264,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations.  The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $97,000 and $92,000, respectively.

During the year ended December 31, 2010, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $271,000 to cover expenses related to operations at Tamarac Village Apartments and Cedar Rim Apartments. During the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner advanced the Partnership approximately $53,000 to cover expenses related to operations at each of the Partnership’s properties and approximately $81,000 to cover a refinance commitment fee at Cedar Rim Apartments. During the year ended December 31, 2010, the Partnership repaid AIMCO Properties, L.P. approximately $893,000, which included approximately $8,000 of accrued interest, with proceeds from the sale of Sienna Bay Apartments and operating cash flow. During the year ended December 31, 2009, the Partnership repaid AIMCO Properties, L.P. approximately $11,762,000, which included approximately $1,435,000 of accrued interest, with proceeds from the mortgage debt financings at Cedar Rim Apartments and Tamarac Village Apartments, proceeds from the sale of Williamsburg Manor Apartments, the sale deposit related to Sienna Bay Apartments and operating cash flow. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was approximately $3,000 and $421,000 for the years ended December 31, 2010 and 2009, respectively. At December 31, 2009, total advances and accrued interest of approximately $619,000 were unpaid and owed to AIMCO Properties, L.P., which were included in due to affiliates. There were no such amounts owed at December 31, 2010. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $135,000 and $216,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 the Units in the Partnership representing 62.47% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $63,000 and $67,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $19,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2010 and 2009.

Statements of Operations for the years ended December 31, 2010 and 2009.

Statements of Changes in Partners' Deficit for the years ended December 31, 2010 and 2009.

Statements of Cash Flows for the years ended December 31, 2010 and 2009.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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

10.99       Purchase and Sale Contract between Consolidated Capital Institutional Properties/3, LP, a Delaware limited partnership, and The Ezralow Company, LLC, a Delaware limited liability company, dated March 21, 2011. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 21, 2011.

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