Form 10-Q
period 2011-03-31
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2011-05-12
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 298	$ 336
Receivables and deposits	400	408
Restricted escrow	--	15
Other assets	790	662
Note receivable (Note E)	2,429	2,418
Investment properties:
Land	5,433	5,433
Buildings and related personal property	52,061	51,853
	57,494	57,286
Less accumulated depreciation	(37,000)	(35,949)
	20,494	21,337
	$ 24,411	$ 25,176

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 372	$ 122
Tenant security deposit liabilities	250	247
Accrued property taxes	215	164
Other liabilities	463	471
Mortgage notes payable	36,319	36,428
	37,619	37,432

Partners' Deficit
General partner	(975)	(965)
Limited partners	(12,233)	(11,291)
	(13,208)	(12,256)
	$ 24,411	$ 25,176

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 1,917	$ 1,835
Other income	286	289
Total revenues	2,203	2,124

Expenses:
Operating	927	1,015
General and administrative	67	94
Depreciation	1,062	1,139
Interest	674	695
Property taxes	138	153
Total expenses	2,868	3,096

Casualty gain (Note C)	13	--

Loss from continuing operations	(652)	(972)
Loss from discontinued operations (Notes A and D)	--	(110)
Gain on sale of discontinued operations (Note D)	--	7,690

Net (loss) income	$ (652)	$ 6,608

Net (loss) income allocated to general partner (1%)	$ (7)	$ 66
Net (loss) income allocated to limited partners (99%)	(645)	6,542

	$ (652)	$ 6,608

Per limited partnership unit:
Loss from continuing operations	$ (1.68)	$ (2.51)
Loss from discontinued operations	--	(.28)
Gain on sale of discontinued operations	--	19.87
Net (loss) income per limited partnership unit	$ (1.68)	$ 17.08

Distributions per limited partnership unit	$ .77	$ 4.33

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	383,033	$ 1	$ 95,758	$ 95,759

Partners' deficit at
December 31, 2010	382,925.6	$ (965)	$(11,291)	$(12,256)

Distributions to partners		(3)	(297)	(300)
	--
Net loss for the three months
ended March 31, 2011	--	(7)	(645)	(652)

Partners' deficit at
March 31, 2011	382,925.6	$ (975)	$(12,233)	$(13,208)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$ (652)	$ 6,608
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,062	1,139
Amortization of loan costs	27	38
Amortization of discount on note receivable	(11)	--
Casualty gain	(13)	--
Gain on sale of discontinued operations	--	(7,690)
Loss on extinguishment of debt	--	44
Change in accounts:
Receivables and deposits	8	199
Other assets	(155)	4
Accounts payable	237	182
Tenant security deposit liabilities	3	(54)
Accrued property taxes	51	49
Other liabilities	(8)	(182)
Due to affiliates	--	(5)
Net cash provided by operating activities	549	332

Cash flows from investing activities:
Property improvements and replacements	(206)	(131)
Net withdrawals from restricted escrow	15	--
Proceeds from the sale of discontinued operations	--	2,468
Insurance proceeds received	13	--
Net cash (used in) provided by investing activities	(178)	2,337

Cash flows from financing activities:
Payments on mortgage notes payable	(109)	(140)
Repayment of advances from affiliate	--	(614)
Distributions to partners	(300)	(1,674)
Net cash used in financing activities	(409)	(2,428)

Net (decrease) increase in cash and cash equivalents	(38)	241
Cash and cash equivalents at beginning of period	336	196

Cash and cash equivalents at end of period	$ 298	$ 437

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 685	$ 802
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 40	$ 35
Note receivable, net of discount	$ --	$ 2,389
Assumption of mortgage by buyer	$ --	$10,586

Included in property improvements and replacements for the three months ended March 31, 2011 and 2010 are approximately $27,000 and $31,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to that date. The Partnership Agreement also provides that the term of the Partnership cannot be extended beyond the termination date.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

The accompanying statement of operations for the three months ended March 31, 2010 reflects the operations of Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 (in thousands):

Three months ended March 31, 2010
			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Sienna Bay Apartments	$ 481	$ (547)	$ (44)	$ (110)

On March 21, 2011, the Partnership entered into a sale contract with a third party to sell Lamplighter Park Apartments for a purchase price of approximately $25,100,000 which is expected to close during the second quarter of 2011. The Partnership has determined that certain held for sale criteria were not met at March 31, 2011 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Organization:

On May 9, 2011, the General Partner amended the Partnership’s certificate of limited partnership and the Partnership Agreement to establish and convert the Partnership’s existing partnership interests into two separate series of partnership interests that have separate rights with respect to specified Partnership property.  Effective as of the close of business on May 9, 2011 (the “Establishment Date”), each then outstanding interest of the General Partner of the Partnership was converted into one Series A GP Interest and one Series B GP Interest and each then outstanding unit of limited partnership interest in the Partnership was converted into one Series A Unit and one Series B Unit.  The Series A GP Interest and the Series A Units are collectively referred to as the “Series A Interests”, and the Series B GP Interest and the Series B Units are collectively referred to as the “Series B Interests”. Except as described below, the Series A Interests and the Series B Interests entitle the holders thereof to the same rights as the holders of partnership interests had prior to the Establishment Date.

From and after the Establishment Date, the Series A Interests will be entitled to all of the Partnership’s interests in any entity in which the Partnership owns an interest, other than the Series B Interests (as defined below), including, but not limited to, all profits, losses and distributions from such entities.

From and after the Establishment Date, the Series B Interests will be entitled to all of the Partnership’s interest in Lamplighter Park Apartments (the “Series B Interests”), including, but not limited to, all profits, losses and distributions from Lamplighter Park Apartments.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $106,000 and $141,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in operating expense and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $50,000 and $77,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses, investment properties and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties and gain on sale of discontinued operations for the three months ended March 31, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $9,000 and $16,000, respectively.

During the three months ended March 31, 2010, the Partnership repaid AIMCO Properties, L.P., an affiliate of the General Partner, approximately $620,000 which included approximately $6,000 of accrued interest, with proceeds from the sale of Sienna Bay Apartments – see “Note D – Sale of Investment Property”. There were no repayments made by the Partnership during the three months ended March 31, 2011. There were no new advances received by the Partnership during the three months ended March 31, 2011 and 2010. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was approximately $1,000 for the three months ended March 31, 2010. There was no such interest charged during the three months ended March 31, 2011. There were no outstanding advances or accrued interest owed at March 31, 2011 and December 31, 2010. Subsequent to March 31, 2011, the Partnership received an advance of approximately $63,000 to fund real estate taxes at Cedar Rim Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $91,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $135,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Event

During December 2010, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage from a broken sump pump of approximately $25,000. During the three months ended March 31, 2011, the Partnership received insurance proceeds of approximately $15,000, including approximately $2,000 for rental loss. The Partnership recognized a casualty gain of approximately $13,000 during the three months ended March 31, 2011 as a result of the receipt of insurance proceeds of approximately $15,000, net of the rental loss of approximately $2,000 and the write off of undepreciated damaged assets of less than $1,000.

Note D – Sale of Investment Property

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership (see “Note E – Note Receivable”). In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009. The sale deposit was released during the three months ended March 31, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). As a result of the sale, the Partnership recognized a gain on sale of discontinued operations of approximately $7,708,000 during the year ended December 31, 2010, of which approximately $7,690,000 was recognized during the three months ended March 31, 2010. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the three months ended March 31, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations.

Note E – Note Receivable

In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only commenced May 1, 2010 and will continue through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan is payable at a rate of 5.0% each year until maturity. At the date of the sale, the fair value of the note receivable was approximately $2,389,000 and accordingly the Partnership recorded a discount of approximately $111,000 which was calculated using a rate of 7%. The discount is being amortized over the term of the note. During the three months ended March 31, 2011 and 2010, the Partnership recognized related interest income of approximately $42,000 and $9,000, respectively, which is included in other income. At March 31, 2011 and December 31, 2010, the discount on the note receivable was approximately $71,000 and $82,000, respectively. At March 31, 2011, the Partnership believes the carrying amount of the note receivable approximates its fair value.

Note F – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its note receivable as described in Note E above. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $40,874,000.

Note G – Distributions

The Partnership distributed the following amounts during the three months ended March 31, 2011 and 2010 (in thousands, except per unit data).

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership

March 31, 2011

Unit

March 31, 2010

Unit

Sale (1)	$ 58	$ .15	$1,674	$ 4.33
Operations	242.62		--	--
	$ 300	$ .77	$1,674	$ 4.33

(1) Proceeds from the March 2010 sale of Sienna Bay Apartments.

Note H – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Cedar Rim Apartments	95%	94%
New Castle, Washington
Lamplighter Park Apartments	99%	98%
Bellevue, Washington
Tamarac Village Apartments	98%	96%
Denver, Colorado

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

Results of Operations

The Partnership’s net loss was approximately $652,000 for the three months ended March 31, 2011 compared to net income of approximately $6,608,000 for the three months ended March 31, 2010. The statement of operations for the three months ended March 31, 2010 reflects the operations of Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 (in thousands):

Three months ended March 31, 2010
			Loss on	Loss from
			Extinguishment	Discontinued
	Revenues	Expenses	of Debt	Operations

Sienna Bay Apartments	$ 481	$ (547)	$ (44)	$ (110)

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership. In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009. The sale deposit was released during the three months ended March 31, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). As a result of the sale, the Partnership recognized a gain on sale of discontinued operations of approximately $7,708,000 during the year ended December 31, 2010, of which approximately $7,690,000 was recognized during the three months ended March 31, 2010. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the three months ended March 31, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations. In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only commenced May 1, 2010 and will continue through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan is payable at a rate of 5.0% each year until maturity.

On March 21, 2011, the Partnership entered into a sale contract with a third party to sell Lamplighter Park Apartments for a purchase price of approximately $25,100,000 which is expected to close during the second quarter of 2011. The Partnership has determined that certain held for sale criteria were not met at March 31, 2011 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

The Partnership recognized losses from continuing operations of approximately $652,000 and $972,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease in loss from continuing operations is due to an increase in total revenues, the recognition of a casualty gain in 2011 and a decrease in total expenses.

Total revenues increased for the three months ended March 31, 2011 primarily due to an increase in rental income. Other income remained relatively constant. Rental income increased due to an increase in the average rental rate at both Tamarac Village Apartments and Lamplighter Park Apartments and increases in occupancy at all of the Partnership’s investment properties, partially offset by a decrease in the average rental rate at Cedar Rim Apartments.

Total expenses decreased for the three months ended March 31, 2011 due to decreases in operating, general and administrative, depreciation, property tax and interest expenses. Operating expense decreased primarily due to a decrease in salaries and related benefits at all of the Partnership’s investment properties due to a reduction in staffing and a transition of staff to part time. Depreciation expense decreased at all of the Partnership’s investment properties due to assets becoming fully depreciated during 2010. Property tax expense decreased primarily due to a decrease in the assessed value of Tamarac Village Apartments. Interest expense decreased as a result of scheduled payments made on the mortgages encumbering all of the Partnership’s investment properties which reduced the carrying value of the mortgages.

General and administrative expense decreased for the three months ended March 31, 2011 due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During December 2010, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage from a broken sump pump of approximately $25,000. During the three months ended March 31, 2011, the Partnership received insurance proceeds of approximately $15,000, including approximately $2,000 for rental loss. The Partnership recognized a casualty gain of approximately $13,000 during the three months ended March 31, 2011 as a result of the receipt of insurance proceeds of approximately $15,000, net of the rental loss of approximately $2,000 and the write off of undepreciated damaged assets of less than $1,000.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $298,000 compared to approximately $336,000 at December 31, 2010. The decrease in cash and cash equivalents of approximately $38,000 is due to approximately $178,000 and $409,000 of cash used in investing and financing activities, respectively, partially offset by approximately $549,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received and net withdrawals from a restricted escrow. Cash used in financing activities consisted of payments on mortgage notes payable and distributions to partners.

During the three months ended March 31, 2010, the Partnership repaid AIMCO Properties, L.P., an affiliate of the General Partner, approximately $620,000 which included approximately $6,000 of accrued interest, with proceeds from the sale of Sienna Bay Apartments. There were no repayments made by the Partnership during the three months ended March 31, 2011. There were no new advances received by the Partnership during the three months ended March 31, 2011 and 2010. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was approximately $1,000 for the three months ended March 31, 2010. There was no such interest charged during the three months ended March 31, 2011. There were no outstanding advances or accrued interest owed at March 31, 2011 and December 31, 2010. Subsequent to March 31, 2011, the Partnership received an advance of approximately $63,000 to fund real estate taxes at Cedar Rim Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Cedar Rim Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $8,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $93,000 of capital improvements at the property consisting primarily of appliance and floor covering replacements, heating upgrades and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarac Village Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $118,000 of capital improvements at the property consisting primarily of water heater and floor covering replacements and heating upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $36,319,000 requires monthly payments until the loans mature between July 2019 and August 2021 and have balloon payments totaling approximately $30,275,000 due at maturity. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

The Partnership distributed the following amounts during the three months ended March 31, 2011 and 2010 (in thousands, except per unit data).

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership

March 31, 2011

Unit

March 31, 2010

Unit

Sale (1)	$ 58	$ .15	$1,674	$ 4.33
Operations	242.62		--	--
	$ 300	$ .77	$1,674	$ 4.33

(1)  Proceeds from the March 2010 sale of Sienna Bay Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures, to permit any additional distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 239,212 limited partnership units (the "Units") in the Partnership representing 62.47% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.47% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4.     Controls and Procedures.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

By: CONCAP EQUITIES, INC.
General Partner

Date: May 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

EXHIBIT INDEX

Exhibit Number   Description of Exhibit

3.1         Certificate of Limited Partnership of Registrant, dated August 29, 2008.

3.2         Amendment to Certificate of Limited Partnership of Registrant, dated May 9, 2011 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated May 9, 2011).

3.3         Second Amended and Restated Limited Partnership Agreement of Registrant, dated May 22, 1984.

3.4         First Amendment to the Second Amended and Restated Limited Partnership Agreement of Registrant, dated October 23, 1990.

3.5         Second Amendment to the Second Amended and Restated Limited Partnership Agreement of Registrant, dated October 23, 1990.

3.6         Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Registrant, dated October 12, 2006 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006).

3.7         Fourth Amendment to the Second Amended and Restated Limited Partnership Agreement of Registrant, dated August 29, 2008 (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3.8         Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Registrant, dated May 9, 2011 (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, dated May 9, 2011).

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

10.100      First Amendment to Purchase and Sale Contract between Consolidated Capital Institutional Properties/3, LP, a Delaware limited partnership, and The Ezralow Company, LLC, a Delaware limited liability company, dated April 22, 2011. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 22, 2011.

10.101      Second Amendment to Purchase and Sale Contract between Consolidated Capital Institutional Properties/3, LP, a Delaware limited partnership, and The Ezralow Company, LLC, a Delaware limited liability company, dated May 4, 2011. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 4, 2011.

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