Form 10-Q
period 2011-06-30
CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES 3
filed 2011-08-12
CIK 768890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

BALANCE SHEETS

(Unaudited)

 (In thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 449	$ 336
Receivables and deposits	331	343
Restricted escrow	--	15
Other assets	540	509
Note receivable	--	2,418
Investment properties:
Land	3,082	3,082
Buildings and related personal property	39,288	42,082
Total investment property	42,370	45,164
Less accumulated depreciation	(27,077)	(28,722)
Investment property, net	15,293	16,442
Assets held for sale	--	5,113
Total assets	$ 16,613	$ 25,176

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 629	$ 122
Tenant security deposit liabilities	185	182
Accrued property taxes	92	164
Other liabilities	446	411
Mortgage notes payable	25,846	25,984
Liabilities related to assets held for sale	--	10,569
Total liabilities	27,198	37,432

Partners' Deficit
General partner	(948)	(965)
Limited partners	(9,637)	(11,291)
Total partners’ deficit	(10,585)	(12,256)
Total liabilities and partners’ deficit	$ 16,613	$ 25,176

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 1,394	$ 1,355	$ 2,788	$ 2,701
Other income	333	246	561	466
Total revenues	1,727	1,601	3,349	3,167

Expenses:
Operating	722	696	1,387	1,451
General and administrative	75	92	142	186
Depreciation	915	978	1,829	1,964
Interest	488	491	975	996
Property tax	66	112	163	226
Total expenses	2,266	2,369	4,496	4,823

Loss from continuing operations	(539)	(768)	(1,147)	(1,656)
Income (loss) from discontinued operations	(3,508)	8	(3,552)	(186)
Gain on sale of discontinued operations	19,571	18	19,571	7,708
Net income (loss)	$15,524	$ (742)	$14,872	$ 5,866

Net income (loss) allocated to general partner	$ 156	$ (7)	$ 149	$ 59
Net income (loss) allocated to limited partners	$ (243)	$ (735)	$ (888)	$ 5,807
Net income (loss) allocated to limited partners (Series A)	$ (280)	$ --	$ (280)	$ --
Net income (loss) allocated to limited partners (Series B)	$15,891	$ --	$15,891	$ --

Per limited partnership unit:
Loss from continuing operations	$ (.67)	$ (1.99)	$ (2.24)	$ (4.28)
Loss from continuing operations (Series A)	(.73)	--	(.73)	--
Income (loss) from discontinued operations	.03	.02	(.08)	(.48)
Income (loss) from discontinued operations (Series B)	(9.10)	--	(9.10)	--
Gain on sale of discontinued operations	--	.05	--	19.92
Gain on sale of discontinued operations (Series B)	50.60	--	50.60	--
Net income (loss) per limited partnership unit	$ 40.13	$ (1.92)	$ 38.45	$ 15.16

Distribution per limited partnership unit:	$ --	$ --	$ .77	$ 4.33
Series A	$ 6.46	$ --	$ 6.46	$ --
Series B	$ 26.89	$ --	$ 26.89	$ --

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY)/CAPITAL

(Unaudited)

(In thousands)

General

Partner

Limited

Partners

			Series A Unit Holders	Series B Unit Holders	Subtotal Limited Partners	Total

Partners’ deficit at December 31, 2010	$(965)	$(11,291)	$ --	$ --	$(11,291)	$(12,256)

Distributions to partners January 1, 2011 through May 9, 2011	(3)	(297)	--	--	(297)	(300)

Net loss for the period January 1, 2011 through May 9, 2011	(8)	(888)	--	--	(888)	(896)

Partners’ deficit at May 9, 2011	(976)	(12,476)	--	--	(12,476)	(13,452)

Allocation of Units	--	12,476	(7,056)	(5,420)	--	--

Distributions to partners May 10, 2011 through June 30, 2011	(129)	--	(2,475)	(10,297)	(12,772)	(12,901)

Net income (loss) for the period May 10, 2011 through June 30, 2011	157	--	(280)	15,891	15,611	15,768

Partners’ (deficiency) capital at June 30, 2011	$(948)	$ --	$ (9,811)	$ 174	$ (9,637)	$(10,585)

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income	$ 14,872	$ 5,866
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,067	2,268
Amortization of loan costs	55	67
Amortization of and early recognition of discount on note receivable	(82)	(7)
Casualty gain	(13)	(25)
Gain on sale of discontinued operations	(19,571)	(7,708)
Loss on extinguishment of debt	3,380	44
Change in accounts:
Receivables and deposits	77	249
Other assets	(70)	57
Accounts payable	58	(109)
Tenant security deposit liabilities	(62)	(50)
Accrued property taxes	(72)	(83)
Other liabilities	(25)	(235)
Due to affiliates	--	(5)
Net cash provided by operating activities	614	329

Cash flows from investing activities:
Property improvements and replacements	(396)	(315)
Net withdrawals from restricted escrow	15	--
Proceeds from the sale of discontinued operations	24,393	2,468
Collection of note receivable	2,500	--
Insurance proceeds received	13	27
Net cash provided by investing activities	26,525	2,180

Cash flows from financing activities:
Payments on mortgage notes payable	(208)	(238)
Repayment of mortgage note payable	(10,374)	--
Advances from affiliate	63	47
Repayment of advances from affiliate	(63)	(661)
Prepayment penalty paid	(3,243)	--
Distributions to partners	(13,201)	(1,674)
Net cash used in financing activities	(27,026)	(2,526)

Net increase (decrease) in cash and cash equivalents	113	(17)

Cash and cash equivalents at beginning of period	336	196

Cash and cash equivalents at end of period	$ 449	$ 179

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,354	$ 1,455

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 451	$ 39
Note receivable, net of discount	$ --	$ 2,389
Assumption of mortgage by buyer	$ --	$10,586

See Accompanying Notes to Financial Statements

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Institutional Properties/3, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), which is wholly owned by Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The accompanying statements of operations for the three and six months ended June 30, 2010 have been restated to reflect the operations of Lamplighter Park Apartments as discontinued operations as a result of the sale of the property in June 2011. In addition, the statements of operations for the three and six months ended June 30, 2010 reflect the operations of Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010.  As a result of the sale of Lamplighter Park Apartments in June 2011, the accompanying balance sheet as of December 31, 2010 has been restated to reflect the respective assets and liabilities of Lamplighter Park Apartments as held for sale. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2011 and 2010 (in thousands):

Six Months Ended June 30, 2011

	Revenues	Expenses	Casualty Gain	Loss on Extinguishment of Debt	Loss from Discontinued Operations
Lamplighter Park Apartments	$ 1,123	$(1,308)	$ 13	$ (3,380)	$ (3,552)

Six Months Ended June 30, 2010

	Revenues	Expenses	Casualty Gain	Loss on Extinguishment of Debt	Loss from Discontinued Operations

Lamplighter Park Apartments	$ 1,128	$(1,266)	$ 25	$ --	$ (113)
Sienna Bay Apartments	481	(510)	--	(44)	(73)
	$ 1,609	$(1,776)	$ 25	$ (44)	$ (186)

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

On July 28, 2011, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CCIP/3 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger each Series A unit of limited partnership interest (each a “Series A Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Series A Units held by limited partners who perfect their appraisal rights pursuant to the merger agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $59.36 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $59.36 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Series A Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Series A Units of the Partnership.  As a result, after the merger, AIMCO Properties, L.P. will own all of the outstanding Series A Units. The Series B Units of limited partnership interest of the Partnership will not be affected by the merger and will remain outstanding following the consummation of the merger. ConCap Equities, Inc. will continue to be the general partner of the Partnership after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Series A Units. As of June 30, 2011 and December 30, 2010, the Partnership had issued and outstanding 382,925.60 Series A and B Units, and AIMCO Properties, L.P. and its affiliates owned 239,212 of those Series A and B Units, or approximately 62.47% of the number of outstanding Series A and B Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership was charged by such affiliates approximately $216,000 and $245,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in operating expense and income (loss) from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $106,000 and $124,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses, investment properties, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment properties, assets held for sale and gain on sale of discontinued operations for the six months ended June 30, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $18,000 and $24,000, respectively.

During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $63,000 to cover property taxes at Cedar Rim Apartments and approximately $47,000 to cover expenses related to operations at Tamarac Village Apartments and Cedar Rim Apartments, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid AIMCO Properties, L.P., approximately $63,000 and $667,000, respectively. The repayments included accrued interest of less than $1,000 and $6,000, respectively.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was less than $1,000 and approximately $1,000 for the six months ended June 30, 2011 and 2010, respectively. There were no outstanding advances or accrued interest owed at June 30, 2011 and December 31, 2010. Subsequent to June 30, 2011, the Partnership received an advance of approximately $480,000 to fund operating expenses and capital expenditures at Tamarac Village Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner. During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $91,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $135,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Event

During October 2009, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage from leaking roofs of approximately $49,000, including clean-up costs of approximately $22,000 which were included in operating expense during the fourth quarter of 2009. During the three and six months ended June 30, 2010, the Partnership received insurance proceeds of approximately $42,000 including approximately $3,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership recognized a casualty gain of approximately $25,000 during the three and six months ended June 30, 2010, as the result of receiving insurance proceeds of approximately $27,000 net of the write off of approximately $2,000 of undepreciated damaged assets. The casualty gain is included in income (loss) from discontinued operations.

During December 2010, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage from a broken sump pump of approximately $25,000. During the six months ended June 30, 2011, the Partnership received insurance proceeds of approximately $15,000, including approximately $2,000 for rental loss. The Partnership recognized a casualty gain of approximately $13,000 during the six months ended June 30, 2011 as a result of the receipt of insurance proceeds of approximately $15,000, net of the rental loss of approximately $2,000 and the write off of undepreciated damaged assets of less than $1,000. The casualty gain is included in loss from discontinued operations.

Note D – Sale of Investment Properties

On June 21, 2011, the Partnership sold Lamplighter Park Apartments to a third party for a gross sales price of $25,125,000. The net proceeds realized by the Partnership were approximately $24,393,000 after payment of closing costs of approximately $732,000. The Partnership used approximately $10,374,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recognized a gain on sale of discontinued operations of approximately $19,571,000 during the three and six months ended June 30, 2011. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $3,380,000 during the three and six months ended June 30, 2011 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $3,243,000, which is included in loss from discontinued operations.

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership (see “Note E – Note Receivable”). In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009. The sale deposit was released during the six months ended June 30, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). As a result of the sale, the Partnership recognized a gain on sale of discontinued operations of approximately $18,000 and $7,708,000 during the three and six months ended June 30, 2010, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the six months ended June 30, 2010 due to the write-off of unamortized loan costs, which is included in loss from discontinued operations.

Note E – Note Receivable

In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only commenced May 1, 2010 and were to continue through the Seller Loan’s October 10, 2012 maturity, which was consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan was payable at a rate of 5.0% each year until maturity. At the date of the sale, the fair value of the note receivable was approximately $2,389,000 and accordingly the Partnership recorded a discount of approximately $111,000 which was calculated using a rate of 7%. The discount was being amortized over the term of the note. During the six months ended June 30, 2011 and 2010, the Partnership recognized related interest income of approximately $87,000 and $37,000, respectively, which is included in other income. At December 31, 2010, the discount on the note receivable was approximately $82,000. During the three and six months ended June 30, 2011, the Partnership received from the purchaser $2,500,000 plus accrued interest in full satisfaction of the note receivable. Included in other income for the three and six months ended June 30, 2011 is approximately $60,000 which was the remaining discount balance as a result of the payment of the note receivable prior to its maturity.

Note F – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At June 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $29,624,000.

Note G – Distributions

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data).

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership

June 30, 2011

Unit

June 30, 2010

Unit

Sale (1)	$ 2,558	$ 6.61	$1,674	$ 4.33
Sale (2)	10,401	26.89	--	--
Operations	242.62		--	--
	$13,201	$34.12	$1,674	$ 4.33

(1) Proceeds from the March 2010 sale of Sienna Bay Apartments.

(2) Proceeds from the June 2011 sale of Lamplighter Park Apartments.

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

Note I – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $4,406,000 and accumulated depreciation of approximately $4,406,000.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Cedar Rim Apartments	96%	95%
New Castle, Washington
Tamarac Village Apartments	98%	96%
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

Results of Operations

The Partnership recognized net income of approximately $15,524,000 and $14,872,000 for the three and six months ended June 30, 2011, respectively, compared to net loss of approximately $742,000 and net income of approximately $5,866,000 for the three and six months ended June 30, 2010, respectively. The statements of operations for three and six months ended June 30, 2010 have been restated to reflect the operations of Lamplighter Park Apartments as discontinued operations as a result of the sale of the property in June 2011. In addition, the statements of operations for the three and six months ended June 30, 2010 reflect the operations for Sienna Bay Apartments as discontinued operations as a result of the sale of the property in March 2010. As a result of the sale of Lamplighter Park Apartments in June 2011, the balance sheet as of December 31, 2010 has been restated to reflect the respective assets and liabilities of Lamplighter Park Apartments as held for sale.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2011 and 2010 (in thousands):

Six Months Ended June 30, 2011

	Revenues	Expenses	Casualty Gain	Loss on Extinguishment of Debt	Loss from Discontinued Operations
Lamplighter Park Apartments	$ 1,123	$(1,308)	$ 13	$ (3,380)	$ (3,552)

Six Months Ended June 30, 2010

	Revenues	Expenses	Casualty Gain	Loss on Extinguishment of Debt	Loss from Discontinued Operations

Lamplighter Park Apartments	$ 1,128	$(1,266)	$ 25	$ --	$ (113)
Sienna Bay Apartments	481	(510)	--	(44)	(73)
	$ 1,609	$(1,776)	$ 25	$ (44)	$ (186)

On June 21, 2011, the Partnership sold Lamplighter Park Apartments to a third party for a gross sales price of $25,125,000. The net proceeds realized by the Partnership were approximately $24,393,000 after payment of closing costs of approximately $732,000. The Partnership used approximately $10,374,000 of the net proceeds to repay the mortgage encumbering the property. As a result of the sale, the Partnership recognized a gain on sale of discontinued operations of approximately $19,571,000 during the three and six months ended June 30, 2011. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $3,380,000 during the three and six months ended June 30, 2011 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $3,243,000, which is included in loss from discontinued operations.

On March 5, 2010, the Partnership sold Sienna Bay Apartments to a third party for a gross sales price of $16,850,000. The net proceeds realized by the Partnership were approximately $3,468,000 after payment of closing costs of approximately $296,000, the assumption of the mortgage of approximately $10,586,000 by the purchaser and financing of $2,500,000 provided by the Partnership. In connection with the sale, the Partnership received a non-refundable sale deposit of $1,000,000 from the purchaser during the year ended December 31, 2009. The sale deposit was released during the six months ended June 30, 2010 and is included with the net proceeds realized by the Partnership (as discussed above). As a result of the sale, the Partnership recognized a gain on sale of discontinued operations of approximately $18,000 and $7,708,000 during the three and six months ended June 30, 2010, respectively. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $44,000 during the six months ended June 30, 2010 due to the write-off of unamortized loan costs, which was included in loss from discontinued operations. In connection with the sale of Sienna Bay Apartments, the Partnership provided $2,500,000 in financing to the purchaser (the “Seller Loan”). Monthly payments of interest only commenced May 1, 2010 and were to continue through the Seller Loan’s October 10, 2012 maturity, which is consistent with the maturity of the senior mortgage loan encumbering Sienna Bay Apartments that was assumed by the purchaser in connection with the sale. Interest on the Seller Loan was payable at a rate of 5.0% each year until maturity. During the three and six months ended June 30, 2011, the Partnership received from the purchaser $2,500,000 plus accrued interest in full satisfaction of the note receivable. Included in other income for the three and six months ended June 30, 2011 is approximately $60,000 which was the remaining discount balance as a result of the payment of the note receivable prior to its maturity.

During October 2009, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained storm damage from leaking roofs of approximately $49,000, including clean-up costs of approximately $22,000 which were included in operating expense during the fourth quarter of 2009. During the three and six months ended June 30, 2010, the Partnership received insurance proceeds of approximately $42,000 including approximately $3,000 for rental loss and approximately $12,000 for clean-up costs. The Partnership recognized a casualty gain of approximately $25,000 during the three and six months ended June 30, 2010, as the result of receiving insurance proceeds of approximately $27,000 net of the write off of approximately $2,000 of undepreciated damaged assets. The casualty gain is included in income (loss) from discontinued operations.

During December 2010, one of the Partnership’s investment properties, Lamplighter Park Apartments, sustained flood damage from a broken sump pump of approximately $25,000. During the six months ended June 30, 2011, the Partnership received insurance proceeds of approximately $15,000, including approximately $2,000 for rental loss. The Partnership recognized a casualty gain of approximately $13,000 during the six months ended June 30, 2011 as a result of the receipt of insurance proceeds of approximately $15,000, net of the rental loss of approximately $2,000 and the write off of undepreciated damaged assets of less than $1,000. The casualty gain is included in loss from discontinued operations.

The Partnership recognized losses from continuing operations of approximately $539,000 and $1,147,000 for the three and six months ended June 30, 2011, respectively, compared to approximately $768,000 and $1,656,000 for the three and six months ended June 30, 2010, respectively. The decrease in loss from continuing operations for both the three and six months ended June 30, 2011 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for both the three and six months ended June 30, 2011 due to increases in both rental and other income. Rental income increased for both periods primarily due to an increase in the average rental rate at Tamarac Village Apartments. Other income increased for both periods due to interest income earned on the note receivable related to the sale of Sienna Bay Apartments and the recognition of remaining discount on the note receivable during June 2011 upon repayment in full of the note receivable prior to its maturity.

Total expenses decreased for the three months ended June 30, 2011 due to decreases in general and administrative, depreciation, and property tax expenses, partially offset by an increase in operating expense. Total expenses decreased for the six months ended June 30, 2011 due to decreases in operating, general and administrative, depreciation and property tax expenses. Interest expense remained relatively constant for the comparable periods.

Operating expense increased for the three month period due to increases in routine repairs and maintenance at Tamarac Village Apartments, clean up costs at Tamarac Village Apartments related to water damage at one apartment unit, insurance premiums at both investment properties and consulting fees related to the successful appeal of property taxes at both investment properties. Operating expense decreased for the six month period due to decreases in salaries and related benefits as a result of a decrease in staffing and utility costs primarily at Tamarac Village Apartments, partially offset by increases in insurance premiums at both investment properties and consulting fees related to the successful appeal of property taxes at both investment properties. Depreciation expense decreased for both periods due to assets becoming fully depreciated at both of the Partnership’s investment properties during 2010. Property tax expense decreased for both periods primarily due to a decrease in the assessed value of Tamarac Village Apartments and the receipt of a refund of prior year taxes paid for Cedar Rim Apartments.

General and administrative expense decreased for the three and six months ended June 30, 2011 due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement and costs associated with communications to investors as a result of the sale of Sienna Bay Apartments in March 2010. Also included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $449,000 compared to approximately $336,000 at December 31, 2010. The increase in cash and cash equivalents of approximately $113,000 is due to approximately $26,525,000 and $614,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $27,026,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of discontinued operations, net withdrawals from a restricted escrow, note receivable collection, and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments on mortgage notes payable, repayment of mortgage note payable, distributions to partners, repayment of advances from an affiliate, and payment of a prepayment penalty, partially offset by advances received from an affiliate.

During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $63,000 to cover property taxes at Cedar Rim Apartments and approximately $47,000 to cover expenses related to operations at Tamarac Village Apartments and Cedar Rim Apartments, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid AIMCO Properties, L.P., an affiliate of the General Partner, approximately $63,000 and $667,000, respectively. The repayments included accrued interest of less than $1,000 and $6,000, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. Interest expense on outstanding advance balances was less than $1,000 and approximately $1,000 for the six months ended June 30, 2011 and 2010, respectively. There were no outstanding advances or accrued interest owed at June 30, 2011 and December 31, 2010. Subsequent to June 30, 2011, the Partnership received an advance of approximately $480,000 to fund operating expenses and capital expenditures at Tamarac Village Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

Cedar Rim Apartments

During the six months ended June 30, 2011, the Partnership completed approximately $14,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Lamplighter Park Apartments

During the six months ended June 30, 2011, the Partnership completed approximately $142,000 of capital improvements at the property consisting primarily of appliance and floor covering replacements, heating upgrades and construction related to the casualty discussed above. These improvements were funded from operating cash flow and insurance proceeds. This property was sold during June 2011.

Tamarac Village Apartments

During the six months ended June 30, 2011, the Partnership completed approximately $664,000 of capital improvements at the property consisting primarily of stairway and railings upgrades, parking lot repavement, water heater and floor covering replacements and heating upgrades. These improvements were funded from operating cash flow, advances from an affiliate and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $25,846,000 requires monthly payments until the loans mature during July and August 2021 and have balloon payments totaling approximately $21,712,000 due at maturity. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to termination of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data).

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership

June 30, 2011

Unit

June 30, 2010

Unit

Sale (1)	$ 2,558	$ 6.61	$1,674	$ 4.33
Sale (2)	10,401	26.89	--	--
Operations	242.62		--	--
	$13,201	$34.12	$1,674	$ 4.33

(1) Proceeds from the March 2010 sale of Sienna Bay Apartments.

(2) Proceeds from the June 2011 sale of Lamplighter Park Apartments.

If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures, to permit any additional distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 239,212 limited partnership units (the "Units") in the Partnership representing 62.47% of the outstanding Units at June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.47% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

On July 28, 2011, the Partnership entered into an agreement and plan of merger with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CCIP/3 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger each Series A unit of limited partnership interest (each a “Series A Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Series A Units held by limited partners who perfect their appraisal rights pursuant to the merger agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $59.36 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $59.36 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Series A Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Series A Units of the Partnership.  As a result, after the merger, AIMCO Properties, L.P. will own all of the outstanding Series A Units. The Series B Units of limited partnership interest of the Partnership will not be affected by the merger and will remain outstanding following the consummation of the merger. ConCap Equities, Inc. will continue to be the general partner of the Partnership after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Series A Units. As of June 30, 2011 and December 30, 2010, the Partnership had issued and outstanding 382,925.60 Series A and B Units, and AIMCO Properties, L.P. and its affiliates owned 239,212 of those Series A and B Units, or approximately 62.47% of the number of outstanding Series A and B Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

CONSOLIDATED CAPITAL INSTITUTIONAL PROPERTIES/3, LP

By: CONCAP EQUITIES, INC.
General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.1        Agreement and Plan of Merger, dated July 28, 2011, by and among Consolidated Capital Institutional Properties/3, LP, AIMCO Properties, L.P. and AIMCO CCIP/3 Merger Sub LLC.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 28, 2011.

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